Form 10-Q
period 2023-09-30
Jefferies Credit Partners BDC Inc.
filed 2023-11-20
CIK 1959604

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 000-56584

Jefferies Credit Partners BDC Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-1852483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Madison Avenue, 12th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-3474

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2023, the registrant had 100 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties, which can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Statements that contain these words should be read carefully because they discuss Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our,” or “us”) plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. The forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, debt investments in our portfolio companies (the “Portfolio Companies”), each of which is a borrower or with which we have some other form of investment. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Item 1A. Risk Factors” in Amendment No. 1 to our registration statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 6, 2023 (the “Registration Statement”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in the forward-looking statements contained in this report. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. Stockholders should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements and projections contained in this report that are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Stockholders are advised to consult any additional disclosures that we may make directly to our stockholders or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation and of the COVID-19 pandemic;
•
our future operating results;
•
our business prospects and the prospects of our Portfolio Companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our prospective Portfolio Companies to achieve their objectives;
•
any bankruptcy, insolvency or restructuring of a Portfolio Company;
•
the relative and absolute performance of Jefferies Credit Management LLC (the “Investment Adviser”);
•
our actual and future financings and investments;
•
our use of financial leverage;
•
the potential need for liquidity in the portfolio;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from investments in our Portfolio Companies;
•
changes in interest rates, including the Secured Overnight Financing Rate and decommissioning of the London InterBank Offered Rate;
•
changes to the fair value of our investments;
•
the impact of future acquisitions and divestitures at the Portfolio Companies in which we invest;

•
the effect of changes in tax laws and regulations and interpretations thereof;
•
the tax status of the enterprises in which we may invest;
•
our ability to qualify and maintain our qualification as a BDC and as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•
impact of terrorism and armed conflicts around the world on the global economy (including the war in Ukraine and Russia and conflict in the Middle East).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statement.

JEFFERIES CREDIT PARTNERS BDC INC.

Statement of Assets and Liabilities

(Unaudited)

As of September 30, 2023
Assets
Cash	$1,000

Total assets	$1,000
Liabilities
Total liabilities	$—
Commitments and contingencies (Note 5)
Net assets
Common shares, par value $0.001 per share; 1,000,000,000 shares authorized; 100 shares issued and outstanding	$—
Additional paid in capital	1,000

Total net assets	$1,000
Net asset value per share	$10.00

See accompanying notes to financial statement

JEFFERIES CREDIT PARTNERS BDC INC.

NOTES TO FINANCIAL STATEMENT

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our,” or “us”) was formed as a Maryland corporation on August 10, 2022. The Company is an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company also intends to elect to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million.

Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is our investment adviser. The Investment Adviser, subject to the overall supervision of the Company’s board of directors (the “Board of Directors”), will manage our day-to-day operations and provide investment advisory and management services to the Company.

Basis of Presentation

The preparation of the financial statement was prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The Company’s first fiscal year will end on December 31, 2023.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

U.S. GAAP requires management to make estimates that affect the amounts reported in the financial statement and the accompanying notes. These estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of this financial statement. Although these estimates are based on the best available information, actual results could be materially different from these estimates.

Cash

Cash consists of deposits held in an account with a financial institution.

Organization and Offering Expenses

Prior to the Commencement of Operations, our Investment Adviser and its affiliates will bear all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the Commencement of Operations, we will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $4.0 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the Commencement of Operations in excess of $4.0 million. In all cases, placement or similar fees incurred in connection with the sales of common stock of the Company are not considered organization or offering costs and will be borne by our Investment Adviser and its affiliates. Following the Commencement of Operations, the Company will be responsible for all organization and offering expenses. “Commencement of Operations” means the beginning of active operations of the Company that may occur on any calendar day; provided, however, each of the following has occurred: (i) the Registration Statement is effective; (ii) the Company filed an election to be regulated as a BDC under the Investment Company Act and is subject to the Investment Company Act requirements applicable to BDCs; (iii) the Company received debt financing commitments on terms that are satisfactory to the Company, subject to customary closing conditions; and (iv) the initial closing of the private offering shall have been consummated.

Upon Commencement of Operations, organization expenses incurred will be expensed, and our offering costs (other than the organization expenses) will be amortized over a twelve-month period beginning with the commencement of our operations. Refer to Note 5 for additional details.

Income Taxes

We intend to elect to be regulated as a BDC under the Investment Company Act. We also intend to elect to be treated, and expect to qualify annually as a RIC under Subchapter M of the Code, commencing with our first taxable year ending December 31, 2023. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year.

In addition, we generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses recognized, but not distributed, in preceding years. We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income and net capital gain earned in a year, we may retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax.

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3. Related Party Agreements and Transactions

Advisory Agreement

On September 25, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provide investment advisory and management services to the Company. The Investment Adviser is an indirect subsidiary of Jefferies Finance LLC (“JFIN”), a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is wholly-owned by JFIN Parent LLC, which is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC, a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company.

The Company will pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the stockholders.

Management Fee

The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The Management Fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Management Fees for our first quarter of operations will be appropriately prorated. Net assets means the Company’s total assets less total liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser has voluntarily agreed to cap the Management Fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following the Company’s initial closing.

Incentive Fee

The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(1) Incentive Fee Based on Income

The portion of the Incentive Fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from Portfolio Companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Management Fee, expenses payable under an administration agreement with Alter Domus (US) LLC (the “Administrator”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding shares of preferred stock, but excluding the incentive fee and any stockholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.0% annualized).

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any shares issued or repurchased during the relevant quarter.

(2) Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the Incentive Fee will be calculated net of our expenses.

The Investment Adviser has agreed to waive the Incentive Fee for the first twelve-month period following the initial closing.

Administration Agreement

On October 27, 2023, the Company entered into an administration agreement (the “Administration Agreement”), under which the Administrator is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but is not limited to), accounting, payment of the Company’s expenses, legal, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s stockholders and filed with the SEC.

Note 4. Share Repurchase Program

Beginning no later than the first full calendar quarter following the initial closing, and at the discretion of our Board of Directors, we intend to commence a share repurchase program (the “Share Repurchase Program”) in which we intend to offer to repurchase in each quarter, up to 5% of our shares outstanding (either by number of shares or aggregate net asset value (“NAV”)) as of the close of the previous calendar quarter. The Investment Adviser will seek to manage our investments in accordance with our investment objectives, while considering the liquidity needs of our Share Repurchase Program. The Board of Directors may amend, suspend or terminate the Share Repurchase Program if in its reasonable judgment it deems such action to be in our best interests and the best interests of our stockholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our Share Repurchase Program, our Board of Directors will consider at least quarterly whether the continued suspension of our Share Repurchase Program remains in our best interests and the best interest of our stockholders. However, our Board of Directors is not required to authorize the recommencement of our Share Repurchase Program within any specified period of time. Our Board of Directors may also determine to terminate our Share Repurchase Program if required by applicable law or in connection with a transaction in which our stockholders receive liquidity for their shares, such as a sale or merger of the Company or a listing of our shares on a national securities exchange.

Under our Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining stockholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

Note 5. Commitments and Contingencies

As discussed further in Note 2, prior to the Commencement of Operations, our Investment Adviser and its affiliates will bear all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the Commencement of Operations, we will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $4.0 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the Commencement of Operations in excess of $4.0 million. Following the Commencement of Operations, the Company will be responsible for all organization and offering expenses. The total organization and offering costs incurred through September 30, 2023, were $2,505,297, which will be recognized by the Company upon Commencement of Operations.

On June 30, 2023, the Company entered into a sale and contribution agreement with JFIN and certain of its wholly-owned subsidiaries (the “Purchase Agreement”) to acquire an initial portfolio of loans and commitments (the “Portfolio Investments”) for $163,477,097, subject to certain purchase price adjustments (the “Purchase Price”). Prior to any sale to the Company, the Portfolio Investments will be owned and held solely for the account of JFIN and certain of its wholly-owned subsidiaries. The Company’s acquisition of the Portfolio Investments is subject to certain closing conditions and the Company will have no obligation to purchase the Portfolio Investments until such time as (i) the Company’s Registration Statement on Form 10 has become effective in accordance with the Securities Exchange Act of 1934, as amended, (ii) the Company has received equity commitments in an amount and on terms and conditions reasonably satisfactory to the Company and committed debt financing on terms and conditions reasonably satisfactory to the Company in an amount that, taken together with the equity commitments received by the Company, is sufficient to pay the Purchase Price and related fees and expenses. After the Company has met the closing conditions, it will be obligated to purchase the Portfolio Investments. The Company may elect, but is not obligated to, purchase Portfolio Investments prior to or without meeting one or more of the closing conditions set forth in the Purchase Agreement. The updated purchase price as of September 30, 2023, reflective of draws and repayments on loans subsequent to June 30, 2023, was $159,637,059. The fair market value of these loans and commitments was $164,012,575 on September 30, 2023, representing an unrealized gain of $4,375,516.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any material pending legal proceedings to the which the Company is a party.

Note 6. Net Assets

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share. On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 100 common shares of the Company for $1,000. Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statement. The Company has determined there were no subsequent events that occurred during such period that would require disclosure, except as disclosed below.

On October 27, 2023, the Company approved and entered into the Administration Agreement, which is described more fully in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Forward-Looking Statements” and under “Risk Factors” in Item 1A of the Registration Statement. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview and Investment Framework

Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our,” or “us”) is an externally managed, closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We also intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our portfolio must be invested in qualifying assets invested in “eligible portfolio companies” (as defined in Section 55(a) of the Investment Company Act).

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million. However, we may from time to time invest in smaller companies. Our capital will be typically used by companies to support business growth, acquisitions, leveraged buyouts, refinancing or recapitalizations.

Key Components of Our Results of Operations

Revenues

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Prior to the Commencement of Operations, our Investment Adviser and its affiliates will bear all organization and offering expenses in connection with the formation of us and the initial closing of the private offering. Following the Commencement of Operations, we will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $4.0 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the Commencement of Operations in excess of $4.0 million. In all cases, placement or similar fees incurred in connection with the sales of our common stock are not considered organization or offering costs and will be borne by our Investment Adviser and its affiliates. Following the Commencement of Operations, we will be responsible for all organization and offering expenses. “Commencement of Operations” means the beginning of our active operations that may occur on any calendar day; provided, however, each of the following has occurred: (i) the Registration Statement is effective; (ii) we filed an election to be regulated as a BDC under the Investment Company Act and is subject to the Investment Company Act requirements applicable to BDCs; (iii) we received debt financing commitments on terms that are satisfactory to us, subject to customary closing conditions; and (iv) the initial closing of the private offering shall have been consummated. The total organization and offering costs incurred through September 30, 2023, was $2,505,297, which will be recognized by us upon Commencement of Operations.

We expect our primary operating expenses to include the payment of the Management Fee and the Incentive Fee (each of which is described below) to Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), legal and professional fees, interest, fees and other expenses of financings and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

(i)	our operational, offering and organizational expenses, subject to the preceding paragraph;

(ii)

fees and expenses, including travel expenses (up to an amount equal to the first-class air travel equivalent), incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees

(including, without limitation, the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

(iii)	interest, fees and other expenses payable on financings, if any, incurred by us;

(iv)	fees and expenses incurred by us in connection with membership in investment company organizations;

(v)

commissions or brokerage fees or similar charges incurred in connection with the purchase or sale of securities (including merger fees), but shall not include any placement or similar fees incurred in connection with the sale of shares of our common stock;

(vi)	fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation adviser);

(vii)	legal, auditing or accounting expenses;

(viii)	taxes or governmental fees;

(ix)	the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;

(x)	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

(xi)	the expenses of, and fees for, registering or qualifying common stock for sale, and maintaining our registration;

(xii)	the fees and expenses of our independent directors;

(xiii)

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian;

(xiv)	the cost of preparing and distributing reports, proxy statements, tender offer documents, and notices to holders of our equity interests, the SEC and other regulatory authorities;

(xv)	insurance premiums and fidelity bond costs;

(xvi)	costs of holding stockholder meetings;

(xvii)	listing fees, if any;

(xviii)

costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business;

(xix)

expenses incurred by the Investment Adviser payable to third parties, including agents, consultants, attorneys or other advisors, relating to or associated with monitoring our financial and legal affairs, providing administrative services, monitoring or administering investments;

(xx)	expenses relating to the issue, repurchase and transfer of shares of common stock to the extent not borne by the relevant transferring stockholder and/or assignees;

(xxi)

costs and expenses attributable to normal and extraordinary investment banking, commercial banking, accounting, auditing, appraisal, valuation, administrative agent activities, custodial and registration services provided to us, including in each case services with respect to the proposed purchase or sale of securities by us that are not reimbursed by the issuer of such securities or others (whether or not such purchase or sale is consummated, including broken deal fees);

(xxii)	costs of amending, restating or modifying our charter, our amended and restated bylaws, the Investment Advisory Agreement or related documents of us or related entities;

(xxiii)	fees, costs, and expenses incurred in connection with the termination, liquidation or dissolution of us or related entities; and

(xxiv)	all other properly and reasonably chargeable expenses incurred by us or the Investment Adviser in connection with administering our business.

In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market the common stock of the Company in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation.

Upon Commencement of Operations, organization expenses incurred will be expensed, and our initial offering costs (other than the organization expenses) will be amortized over a twelve-month period beginning with the commencement of our operations. Refer to Note 5 of the Financial Statement for additional details.

From time to time, our Investment Adviser, our administrator, Alter Domus (US) LLC (the “Administrator”), or their affiliates may pay third-party providers of goods or services. We will reimburse the Investment Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Results of Operations

As of September 30, 2023, we had not commenced operations and have not made any investments.

Critical Accounting Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We utilize available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of other companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements.

There have been no material changes to our critical accounting policies discussed in the Registration Statement. Our critical accounting policies should be read in connection with our risk factors as described in the Registration Statement.

Financial Condition, Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies (“Portfolio Companies”), cash distributions to, or stock repurchases from, our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders, we may enter into one or more credit facilities, including revolving credit facilities, or issue senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

In addition, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

We will generate cash primarily from the net proceeds of the private offering and any future offerings of securities and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

Income Taxes

We intend to elect to be regulated as a BDC under the Investment Company Act. We also intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our first taxable year ending December 31, 2023. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year.

In addition, we generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses recognized, but not distributed, in preceding years. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

Equity

We are authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share. On March 3, 2023, Jefferies Credit Partners LLC, an affiliate of the Investment Adviser, purchased 100 of our common shares for $1,000 in a private offering pursuant to the exemption from registration under the Securities Act provided by Section 4(a)(2) thereunder. Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, as described below, pursuant to which the Investment Adviser has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average adjusted net assets, and (2) a two-part Incentive Fee. Under the Administration Agreement, as described below, pursuant to which the Administrator has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Advisory Agreement without penalty on least 60 days’ written notice to the other party.

On June 30, 2023, the Company entered into a sale and contribution agreement with Jefferies Finance LLC (“JFIN”), a Delaware limited liability company, and a registered investment adviser under the Advisers Act, and certain of its wholly-owned subsidiaries (the “Purchase Agreement”) to acquire an initial portfolio of loans and commitments (the “Portfolio Investments”) for $163,477,097, subject to certain purchase price adjustments (the “Purchase Price”). Prior to any sale to us, the Portfolio Investments will be owned and held solely for the account of JFIN, and certain of its wholly-owned subsidiaries. Our acquisition of the Portfolio Investments is subject to certain closing conditions and we will have no obligation to purchase the Portfolio Investments until such time as (i) our Registration Statement has become effective in accordance with the Exchange Act, (ii) we have received equity commitments in an amount and on terms and conditions reasonably satisfactory to us and committed debt financing on terms and conditions reasonably satisfactory to us in an amount that, taken together with the equity commitments received by us, is sufficient to pay the Purchase Price and related fees and expenses. After we have met the closing conditions, we will be obligated to purchase the Portfolio Investments. We may elect, but we are not obligated to, purchase Portfolio Investments prior to or without meeting one or more of the closing conditions set forth in the Purchase Agreement. The updated purchase price as of September 30, 2023, reflective of draws and repayments on loans subsequent to June 30, 2023, was $159,637,059. The fair market value of these loans and commitments was $164,012,575 on September 30, 2023, representing an unrealized gain of $4,375,516.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our Portfolio Companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2023, we are not aware of any material pending legal proceedings to which we are a party.

Related-Party Transactions

Advisory Agreement

On September 25, 2023, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provide investment advisory and management services to us. The Investment Adviser is an indirect subsidiary of JFIN. JFIN is wholly-owned by JFIN Parent LLC, which is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC, a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company.

We will pay the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the stockholders.

Management Fee

The Management Fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The Management Fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Management Fees for our first quarter of operations will be appropriately prorated. Net assets means our total assets less total liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser has voluntarily agreed to cap the Management Fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following our initial closing.

Incentive Fee

The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(1) Incentive Fee Based on Income

The portion of the Incentive Fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from Portfolio Companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Management Fee, expenses payable under an administration agreement with our administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding shares of preferred stock, but excluding the incentive fee and any stockholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.0% annualized).

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7.0% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up”. The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and

•
12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any shares issued or repurchased during the relevant quarter.

(2) Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Investment Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the Incentive Fee will be calculated net of our expenses.

The Investment Adviser has agreed to waive the Incentive Fee for the first twelve-month period following the initial closing.

Administration Agreement

On October 27, 2023, we entered into an administration agreement (the “Administration Agreement”), under which the Administrator will be responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator will be responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which will include (but not be limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our Portfolio Companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
10.1	Investment Advisory Agreement between the Company and the Investment Adviser dated September 25, 2023.
10.2	Administration Agreement between the Company and the Administrator dated October 27, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jefferies Credit Partners BDC Inc.

Date: November 20, 2023	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President

Date: November 20, 2023	By:	/s/ John Dalton
John Dalton
Chief Financial Officer