Form 10-Q
period 2024-03-31
Jefferies Credit Partners BDC Inc.
filed 2024-05-13
CIK 1959604

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 814-01684

Jefferies Credit Partners BDC Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-1852483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Madison Avenue, 12th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-3474

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 10, 2024, the registrant had 12,071,594 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $266,097 and $240,879, at March 31, 2024 and December 31, 2023, respectively)	$268,880	$244,061
Cash and cash equivalents	54,630	71,898
Restricted cash	7,559	1,068
Interest receivable	2,042	1,179
Deferred financing costs	5,960	6,566
Deferred offering costs	1,248	1,703
Due from Investment Adviser	3,694	2,515
Prepaid expenses and other assets	243	415
Total assets	$344,256	$329,405
Liabilities
Debt	$157,403	$151,502
Distributions payable	1,537	—
Interest payable	2,811	856
Management fees payable	218	51
Due to Investment Adviser	3,804	3,849
Accrued expenses and other liabilities	998	1,039
Total liabilities	$166,771	$157,297
Commitments and contingencies (Note 9)
Total net assets	$177,485	$172,108
Net Assets
Common shares, par value $0.001 (11,870,941 and 11,670,594, shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively)	$12	$12
Additional paid in capital	170,426	167,426
Accumulated distributable earnings	7,047	4,670
Total net assets	$177,485	$172,108

Net Asset Value Per Share
Net assets	$177,485	$172,108
Common shares outstanding ($0.001 par value, 1,000,000,000 shares authorized at March 31, 2024 and December 31, 2023)	11,870,941	11,670,594
Net asset value per share	$14.95	$14.75

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

Three Months Ended March 31, 2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$8,111
Other income	105
Total investment income	8,216
Operating Expenses
Interest and other financing expenses	3,253
Management fees	544
Income-based incentive fees	539
Capital gains incentive fees	(50)
Other general and administrative expenses	1,596
Total expenses before fee waiver and expense support	5,882
Expense support	(1,164)
Management fees waived	(326)
Incentive fees waived	(489)
Net expenses	3,903
Net investment income	4,313
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—
Net realized gain	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(399)
Net change in unrealized depreciation	(399)
Net realized gain and change in unrealized depreciation	(399)
Net Increase in Net Assets Resulting from Operations	$3,914
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.33
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	11,738,844

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

Three Months Ended March 31, 2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$4,313
Net realized gains in investments	—
Net change in unrealized depreciation	(399)
Net increase in net assets resulting from operations	3,914

Distributions to Shareholders
Distributions declared	(1,537)
Net decrease in net assets resulting from distributions to shareholders	(1,537)

Capital Share Transactions
Issuance of common shares	3,000
Net increase in net assets resulting from share transactions	3,000

Net Assets
Total increase in net assets during the period	5,377
Net Assets, beginning of period	172,108
Net Assets at End of Period	$177,485

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

Three Months Ended March 31, 2024
Operating Activities
Net increase in net assets resulting from operations	$3,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	—
Net change in unrealized depreciation on investments	399
Net accretion of discount and amortization of premium	(325)
Amortization of deferred financing costs	315
Amortization of offering costs	455
Purchase of investments	(25,410)
Proceeds from sale of investments and principal repayments	517
Changes in assets and liabilities:
Interest receivable	(863)
Due from Investment Adviser	(1,179)
Prepaid expenses and other assets	172
Management fees payable	167
Interest payable	1,955
Due to Investment Adviser	(45)
Accrued expenses and other liabilities	269
Net Cash Used in Operating Activities	(19,659)
Financing Activities
Borrowings on debt	71,901
Repayments on debt	(66,000)
Financing costs paid and deferred	(19)
Proceeds from issuance of common shares	3,000
Net Cash Provided by Financing Activities	8,882
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(10,777)
Cash and cash equivalents and restricted cash, beginning of period	72,966
Cash and cash equivalents and restricted cash, end of period	$62,189

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$983
Cash paid for taxes	$56
Distributions payable	$1,537
Accrued but unpaid debt financing costs	$36

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

March 31, 2024
Cash and cash equivalents	$54,630
Restricted cash	7,559
Cash and cash equivalents and restricted cash	$62,189

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	$2,918	$2,833	$2,918		6
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	362	122	362		5,6
				3,280	2,955	3,280	1.8%
Banking, Finance, Insurance, and Real Estate
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2028	—	(71)	(148)		5
Galway Borrower, LLC	First Lien Revolver	S + 5.25%	9/29/2028	56	53	53		5,8
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,289	9,971	10,289		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	—	(66)	(132)		5
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	1,498	1,447	1,498		8
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,222	1,260		6
				13,103	12,556	12,820	7.2%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,045	2,017	2,009		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,844	4,776	4,759		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,431	6,311	6,318		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(69)	(131)		5
				13,320	13,035	12,955	7.3%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,825	5,573	5,665		7
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,665	2,485	2,551		5,7
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,344	3,058	3,160		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,246	2,054	2,122		7
				14,080	13,170	13,498	7.6%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	14,040	13,773	13,759		8
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	2,142	2,122	2,099		8
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	—	(88)	(180)		5
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	15,235	14,726	15,235		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,208	21,777	21,763		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(28)	(58)		5
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(7)	(7)		5
				53,625	52,275	52,611	29.6%
High Tech Industries
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	10,307	10,206	10,204		8
Aptean, Inc	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	91	81	72		5,8
Aptean, Inc	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	(3)		5
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,544	21,335	21,329		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(18)	(24)		5
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	(3)		5
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,036	16,789	16,781		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(13)		5
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(5)	(5)		5
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/25/2028	—	(19)	(39)		5
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.00%	5/25/2028	—	(2)	(2)		5
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	15,151	14,559	14,659		10
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(12)	(11)		5
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,327	12,152	12,327		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,818	2,763	2,818		5,8
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,857	12,549	12,857		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,170	3,094	3,170		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	731	629	538		5,8
				96,032	94,089	94,655	53.3%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	$15,425	$14,848	$15,425		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	1,024	986	1,024		7
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	847	818	830		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(22)	(18)		5
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(24)	(49)		5
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,624	4,492	4,624		8
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	170		8
IRI Group Holdings, Inc. (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.75%	12/1/2028	15,914	15,497	15,914		8
				38,004	36,760	37,920	21.4%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	1,494	1,411	1,494		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,283	1,211	1,283		7
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	1,348	1,299	1,278		8
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	14,577	14,046	13,812		8
				18,702	17,967	17,867	10.1%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,884	22,439	22,426		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	903	816	813		5,8
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	42	35	35		5,7
				23,829	23,290	23,274	13.1%
Total non-controlled-non-affiliated portfolio company debt investments (9)				$273,975	$266,097	$268,880	151.5%

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, all of the Company’s investments were non-controlled, non-affiliated.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2024

(In thousands, except for share and per share data)

(5)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See below for more information on the Company’s unfunded commitments:

The following table is a listing of the Company’s unfunded commitments as of March 31, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Aptean, Inc	First Lien Delayed Draw Term Loan	1/30/2026	$1,772	$(18)
Aptean, Inc	First Lien Revolver	1/30/2031	348	(3)
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	9/1/2024	1,474	(41)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	3,622	(72)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	306	(6)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	2,448	(24)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(3)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	7,478	(131)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	(13)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	348	(5)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	5/26/2024	880	(18)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,466	(49)
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	2/9/2026	14,745	(147)
Galway Borrower, LLC	First Lien Revolver	9/29/2028	292	(3)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	8,978	(180)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	7,749	(39)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	352	(2)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	13,213	(132)
Netwrix Corporation	First Lien Delayed Draw Term Loan	6/9/2024	344	(11)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(58)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(7)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	7,945	—
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	7/19/2024	540	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2026	9,701	(180)
Total Unfunded Portfolio Company Commitments			$89,453	$(1,142)

(6)
The interest rate on these loans is subject to 6-month SOFR, which as of March 31, 2024 was 5.22%.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of March 31, 2024 was 5.33%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of March 31, 2024 was 5.30%.
(9)
All funded debt investments are income producing. As of March 31, 2024, there were no investments on non-accrual.
(10)
The interest rate on $11.9 million of principal loans is subject to 6-month SOFR, which as of March 31, 2024 was 5.22% and the interest rate on $3.3 million of principal loans is subject to 3-month SOFR, which as of March 31, 2024 was 5.30%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2023

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	$2,925	$2,838	$2,910		8
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	363	116	322		5,8
				3,288	2,954	3,232	1.9%
Banking, Finance, Insurance, and Real Estate
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,315	9,983	10,237		7
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	1,498	1,443	1,491		8
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,220	1,260		8
				13,073	12,646	12,988	7.5%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,050	2,020	2,009		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,856	4,784	4,759		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,415	6,287	6,286		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(74)	(150)		5
				13,321	13,017	12,904	7.5%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,840	5,579	5,650		7
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,671	2,486	2,537		5,7
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,351	3,053	3,134		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,251	2,051	2,105		7
				14,113	13,169	13,426	7.8%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	14,075	13,797	13,935		8
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	15,274	14,745	15,274		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,263	21,821	21,818		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(29)	(58)		5
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(7)	(7)		5
				51,612	50,327	50,962	29.6%
High Tech Industries
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,544	21,330	21,329		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(18)	(24)		5
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	(3)		5
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,036	16,782	16,781		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(13)		5
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(5)	(5)		5
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	4,882	4,701	4,699		6
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(393)	(398)		5
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,358	12,175	12,296		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,133	2,083	2,116		5,8
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,890	12,570	12,890		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,178	3,100	3,178		7
				74,021	72,316	72,846	42.3%
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	15,464	14,855	15,232		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	1,027	986	1,011		7
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	122	119	122		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(43)	—		5
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,636	4,498	4,636		8
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	170		8
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	15,954	15,521	15,954		7
				37,373	36,101	37,125	21.6%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	1,498	1,410	1,498		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,287	1,211	1,287		7
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	1,352	1,299	1,305		6
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	14,614	14,042	14,103		6
				18,751	17,962	18,193	10.6%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,942	22,484	22,483		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(90)	(91)		5
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(7)	(7)		5
				22,942	22,387	22,385	13.0%
Total non-controlled-non-affiliated portfolio company debt investments (9)				$248,494	$240,879	$244,061	141.8%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2023

(In thousands, except for share and per share data)

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either SOFR or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the Company’s investments were non-controlled, non-affiliated.
(5)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See below for more information on the Company’s unfunded commitments:

The following table is a listing of the Company’s unfunded commitments as of December 31, 2023 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	9/1/2024	$1,474	$(48)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	4,528	(91)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	348	(7)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	2,448	(24)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(3)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	7,478	(150)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	(13)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	348	(5)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	5/26/2024	1,607	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	6/9/2024	10,626	(398)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(58)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(7)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	7,945	(40)
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	7/19/2024	1,231	(6)
Total Unfunded Portfolio Company Commitments			$42,485	$(850)

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our” or “us”) was formed as a Maryland corporation on August 10, 2022. The Company is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company also intends to elect to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our fiscal year ends on December 31.

Our investment objective is to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. We generally use the term “upper middle market” to refer to large companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” greater than $75 million.

Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is our investment adviser. The Investment Adviser, subject to the overall supervision of our board of directors (the “Board of Directors”), will manage our day-to-day operations and provide investment advisory and management services to the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim period presented, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”).

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

As of March 31, 2024 and December 31, 2023, the Company’s consolidated subsidiaries were JCP BDC SPV I LLC and JCP BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2024 and December 31, 2023 was $54.6 million and $71.9 million, respectively. Restricted cash held as of March 31, 2024 and December 31, 2023 was $7.6 million and $1.1 million, respectively.

Investments Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

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
(4)
The Valuation Designee determines the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the Independent Valuation Adviser, and provides the valuation determinations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of our Board of Directors reviews valuation information provided by the Valuation Designee and the Independent Valuation Adviser. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Directors further discusses the valuation determinations of the Valuation Designee, based on the input of the Independent Valuation Adviser.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended March 31, 2024, there were no loans generating PIK.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Offering Costs

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

Administration Agreement

On October 27, 2023, the Company entered into an administration agreement (the “Administration Agreement”), under which Alter Domus (US) LLC (the “Administrator”) is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but is not limited to), accounting, payment of the Company’s expenses, legal, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s stockholders and filed with the SEC.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time. On March 28, 2024, the Board of Directors declared a distribution of $0.1295 per share, which was paid on April 5, 2024 to shareholders of record as of March 28, 2024.

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. There were no share repurchases during the three months ended March 31, 2024.

Federal and State Income Taxes

We intend to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders may include return of capital, however, the exact amount cannot be determined until we file Form 1099s. The character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to Additional paid-in capital on the Consolidated Statements of Assets and Liabilities.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distribution would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

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

Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser has voluntarily agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following the Company’s initial closing through December 6, 2024.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Investment Adviser has agreed to waive both components of the incentive fee for the first twelve-month period following the initial closing through December 6, 2024.

(1) Incentive Fee Based on Income

The portion of the incentive fee that is based on a percentage of our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under our Administration Agreement with our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding shares of preferred stock, but excluding the incentive fee and any stockholder servicing and/or distribution fees).

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

For the three months ended March 31, 2024, the Company recognized $0.5 million of management fees, and $0.5 million of incentive fees before the impact of waived fees. For the three months ended March 31, 2024, $0.3 million of management fees were waived, and $0.5 million of incentive fees were waived.

As of March 31, 2024 and December 31, 2023, management fees payable were $0.2 million and $0.1 million, respectively.

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

As of March 31, 2024 and December 31, 2023, the Investment Adviser has provided a total of $3.7 million and $2.5 million, respectively, of expense support, which is all subject to future potential reimbursement. This is included as Due from Investment Adviser in the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023. Either the Company or the Investment Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Investment Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

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

Placement Agreement

On October 19, 2023, the Company entered into a placement agreement (as amended on April 25, 2024, the “Placement Agreement”) among the Company, the Investment Adviser, Jefferies Credit Partners LLC (“JCP”), the parent company of the Investment Adviser, and Jefferies (the “Placement Agent”), pursuant to which the Investment Adviser engaged Jefferies as the placement agent for the sale of the Company’s shares of common stock. The Placement Agent agreed to use its reasonable best efforts to solicit purchasers for shares of the Company’s common stock, subject to the terms and conditions set forth in the Placement Agreement. Any fees or expenses payable to the Placement Agent under the Placement Agreement are the sole responsibility of JCP or the Investment Adviser, as applicable. The Company and the Investment Adviser have each jointly and severally agreed to indemnify the Placement Agent under the Placement Agreement subject to the terms and conditions thereunder. The Placement Agreement also contains representations, warranties and other provisions customary for transactions of this nature.

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Due to Investment Adviser of approximately $3.8 million and $3.8 million as of March 31, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN Parent LLC, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of March 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$266,097	100.0%	$268,880	100.0%
Total	$266,097	100.0%	$268,880	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2023 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$240,879	100.0%	$244,061	100.0%
Total	$240,879	100.0%	$244,061	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of March 31, 2024 at amortized cost and fair value was as follows (in thousands):

	March 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$94,089	35.4%	$94,655	35.2%
Healthcare & Pharmaceuticals	52,275	19.6%	52,611	19.6%
Services: Business	36,760	13.8%	37,920	14.1%
Wholesale	23,290	8.8%	23,274	8.7%
Transportation: Cargo	17,967	6.8%	17,867	6.6%
Chemicals, Plastics, and Rubber	13,170	4.9%	13,498	5.0%
Capital Equipment	13,035	4.9%	12,955	4.8%
Banking, Finance, Insurance and Real Estate	12,556	4.7%	12,820	4.8%
Aerospace & Defense	2,955	1.1%	3,280	1.2%
Total	$266,097	100.0%	$268,880	100.0%

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$72,316	30.0%	$72,846	29.8%
Healthcare & Pharmaceuticals	50,327	20.9%	50,962	20.9%
Services: Business	36,101	15.0%	37,125	15.2%
Wholesale	22,387	9.3%	22,385	9.2%
Transportation: Cargo	17,962	7.5%	18,193	7.5%
Chemicals, Plastics, and Rubber	13,169	5.5%	13,426	5.5%
Capital Equipment	13,017	5.4%	12,904	5.3%
Banking, Finance, Insurance and Real Estate	12,646	5.2%	12,988	5.3%
Aerospace & Defense	2,954	1.2%	3,232	1.3%
Total	$240,879	100.0%	$244,061	100.0%

The geographic composition of investments as of March 31, 2024 at cost and fair value was as follows (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$266,097	$268,880	100.0%	151.5%
Total	$266,097	$268,880	100.0%	151.5%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$240,879	$244,061	100.0%	141.8%
Total	$240,879	$244,061	100.0%	141.8%

As of March 31, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100.0% of debt investments bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of March 31, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$268,880	$268,880
Total	$—	$—	$268,880	$268,880
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

The following table presents change for the three months ended March 31, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	First Lien Debt	Total
Fair value, beginning of period	$244,061	$244,061
Purchases of investments	25,410	25,410
Proceeds from principal repayments and sales of investments	(517)	(517)
Accretion of discount/amortization of premium	325	325
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)	(399)	(399)
Fair value, end of period	$268,880	$268,880
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$(399)	$(399)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2023, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$268,880	Yield analysis	Discount rate	8.7%	12.0%	9.8%

	December 31, 2023
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$244,061	Yield analysis	Discount rate	8.6%	11.9%	9.7%
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 212.8% and 213.6%, respectively.

The Company’s outstanding debt obligations as of March 31, 2024 were as follows (in thousands):

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$500,000	$157,403	$157,403	$156,222	$342,597	$2,130
Total Debt Obligations	$500,000	$157,403	$157,403	$156,222	$342,597	$2,130

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2024. The valuation is based on a yield analysis and discount rate.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.

The Company’s outstanding debt obligations as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$500,000	$151,502	$151,502	$149,987	$348,498	$327
Total Debt Obligations	$500,000	$151,502	$151,502	$149,987	$348,498	$327

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2023. The valuation is based on a yield analysis and discount rate.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Average debt outstanding	$119,218
Maximum amount of debt outstanding	$157,403

Weighted average annualized interest cost (1)	8.18%

Average 1-month SOFR rate	5.32%

(1)
The calculation of weighted average interest rate does not include facility unused fees or the amortization of deferred financing costs.

The components of interest expense for the three months ended March 31, 2024 were as follows (in thousands):

Three Months Ended March 31, 2024
Borrowing interest expense	$2,425
Facility unused fees	513
Amortization of financing costs and debt issuance costs	315
Total interest expense	$3,253

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

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 12 months from the effective date, 0.65% from December 8, 2024 through June 7, 2025, and 0.75% thereafter.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Investments at fair value (1)	$268,882	$244,084
Restricted cash	7,559	1,068
Interest receivable	1,900	1,102
Deferred financing costs	5,924	6,239
Prepaid expenses and other assets	34	121
Total assets	$284,299	$252,614

Liabilities
Debt	$157,403	$151,502
Interest payable	2,811	856
Accrued expenses and other liabilities	58	66
Total liabilities	$160,272	$152,424
(1)
Investments at fair value do not include certain revolving and delayed draw terms loans which are held at Jefferies Credit Partners BDC Inc.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The following table summarizes the total shares issued and proceeds received for the three months ended March 31, 2024 (in thousands, except share amounts):

Issuance Date	Number of Shares of Common Stock Issued	Aggregate Proceeds
March 1, 2024	200,347	$3,000
Total	200,347	$3,000

Net Asset Value per Share and Offering Price

The Company determines NAV for each class of shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following table summarizes each month-end NAV per share during the three months ended March 31, 2024:

For the Month Ended	NAV Per Share
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95

Distributions

The Board authorizes and declares distribution amounts per share. On March 28, 2024, the Board of Directors declared a distribution of $0.1295 per share, which was paid on April 5, 2024 to shareholders of record as of March 28, 2024.

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

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 (in thousands, except share and per share data):

Three Months Ended March 31, 2024
Net increase in net assets resulting from operations	$3,914
Weighted average common stock outstanding	11,738,844
Net increase in net assets per share resulting from operations - basic and diluted	$0.33

Diluted net increase in net assets per share resulting from operations is equal to basic net increase in net assets per share resulting from operations because there were no common stock equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

The Company has various commitments to fund various revolving and first lien senior secured delayed draw term loans. As of March 31, 2024 and December 31, 2023, the total unfunded commitments were $89.5 million and $42.5 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2024 (in thousands, except share and per share data):

Three Months Ended March 31, 2024
Per Share Data:
Net asset value at beginning of period	$14.75
Net investment income (1)	0.37
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.04)
Net increase (decrease) in net assets resulting from operations	15.08
Distribution declared (3)	(0.13)
Net asset value at end of period	$14.95

Total return based on net asset value (4)	2.2%
Shares outstanding, end of period	11,870,941
Weighted average shares outstanding	11,738,844

Ratio/Supplemental Data:
Net assets at end of period	$177,485
Annualized ratio of net expenses to average net assets (5)	8.6%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	12.5%
Annualized ratio of net investment income to average net assets (5)	10.3%
Portfolio turnover rate	0.0%
Asset coverage ratio, end of period	212.8%

Capital Commitments Data:
Capital commitments, end of period	$715,000
Funded capital commitments, end of period	$170,500
% of capital commitments funded	23.8%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data for distributions was derived using the actual shares outstanding at the date of the relevant transaction (refer to Note 7).
(4)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share.
(5)
Net expenses include interest expense and all other company operating expenses. Amounts are annualized with the exception of certain non-recurring expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(6)
Voluntary waivers include expense support, management fees and incentive fees.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that, except as disclosed below, there are no subsequent events outside of the ordinary scope of business that require adjustment to, or disclosure in the consolidated financial statements.

The Company received $3.0 million of proceeds relating to the issuance of common stock for subscriptions effective April 1, 2024 and received $3.0 million of proceeds relating to the issuance of common stock for subscriptions effective May 1, 2024.

On May 13, 2024, the Company’s Board of Directors declared a distribution of $0.3566 per share, which is payable on June 6, 2024 to shareholders of record as of May 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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
•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
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

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as investment adviser with the Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

We have entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, under which we have agreed to pay the Investment Adviser a management fee as well as an incentive fee based on our investment performance. We have entered into an administration agreement (the “Administration Agreement”) with Alter Domus (US) LLC (the “Administrator”), under which we pay the Administrator fees for its services in addition to reimbursing the Administrator for all reasonable expenses.

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

Revenues

We generate revenues in the form of interest income from the debt securities we hold. In the future, we may generate revenue from dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

(vi)	fees and expenses associated with calculating our net asset value (“NAV”), including the costs and expenses of an independent valuation firm (the “Independent Valuation Adviser”);

(vii)	legal, auditing or accounting expenses;

(viii)	taxes or governmental fees;

(ix)	the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;

(x)	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

(xi)	the expenses of, and fees for, registering or qualifying common stock for sale, and maintaining our registration;

(xii)	the fees and expenses of our independent directors;

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

Prior to the commencement of operations on December 7, 2023, our Investment Adviser and its affiliates bore all organization and offering expenses in connection with our formation and the initial closing of the private offering. We will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $4.0 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the commencement of operations in excess of $4.0 million. In all cases, placement or similar fees incurred in connection with the sales of our common stock are not considered organization or offering costs and will be borne by our Investment Adviser and its affiliates. Following the commencement of operations, we will be responsible for all organization and offering expenses. Organization and offering costs incurred prior to the commencement of operations totaled $3.6 million.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

Three Months Ended March 31, 2024
Total investments, beginning of period	$240,879
New investments purchased	25,410
Net accretion of discount on investments	325
Net realized gain on investments	—
Investments repaid	(517)
Total investments, end of period	$266,097

Portfolio companies at beginning of period	22
Number of new portfolio companies	3
Number of exited portfolio companies	—
Portfolio companies at end of period	25

Our portfolio composition and weighted average yields as of March 31, 2024 and December 31, 2023 was as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	11.8%	12.0%
Weighted average yield on debt investments, at fair value (1)	11.7%	11.8%
Weighted average EBITDA (2)	$205	$209
Weighted average loan-to-value (“LTV”) (3)	37%	37%
Percentage of first lien secured debt portfolio investments, at fair value	100%	100%
Percentage of debt investments bearing a floating rate, at fair value	100%	100%

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

As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

Critical Accounting Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements.

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Fair Value Measurements

We apply Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.

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

The majority of our investments are expected to fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

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
(4)
The Valuation Designee determines the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the Independent Valuation Adviser, and provides the valuation determinations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of our Board of Directors reviews valuation information provided by the Valuation Designee and the Independent Valuation Adviser. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Directors further discusses the valuation determinations of the Valuation Designee, based on the input of the Independent Valuation Adviser.

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

Results of Operations

Operating results for the three months ended March 31, 2024 was as follows (in thousands):

Three Months Ended March 31, 2024
Total investment income	$8,216
Net expenses	3,903
Net investment income	4,313
Net realized gain	—
Net change in unrealized depreciation	(399)
Net increase in net assets resulting from operations	$3,914

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and began operations on December 4, 2023. Accordingly, there is no activity in the comparable period to March 31, 2024.

Investment Income

Investment income, was as follows (in thousands):

Three Months Ended March 31, 2024
Interest income	$8,111
Other income	105
Total investment income	$8,216

For the three months ended March 31, 2024, total investment income was $8.2 million, driven primarily by income earned on our investments. The size of our investment portfolio at fair value was $268.9 million at March 31, 2024 and the weighted average yield on the portfolio at fair value was 11.7%.

Expenses

Expenses were as follows (in thousands):

Three Months Ended March 31, 2024
Interest and other financing expenses	$3,253
Management fees	544
Income-based incentive fees	539
Capital gains incentive fees	(50)
Other general and administrative expenses	1,596
Total expenses before fee waiver and expense support	5,882
Expense support	(1,164)
Management fees waived	(326)
Incentive fees waived	(489)
Net expenses	$3,903

For the three months ended March 31, 2024, net expenses were $3.9 million, primarily attributable to interest and other financing expenses as well as amortization of deferred offering costs, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $3.3 million for the three months ended March 31, 2024 was driven by $119.2 million of average borrowings under our credit facility.

Management fees

For the three months ended March 31, 2024, management fees were $0.5 million. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.3 million for the three months ended March 31, 2024.

Incentive fees

For the three months ended March 31, 2024, total incentive fees were $0.5 million. The Investment Adviser has agreed to waive the incentive fee for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.5 million for the three months ended March 31, 2024.

Expense support

For the three months ended March 31, 2024, the Company received $1.2 million in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three months ended March 31, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

Three Months Ended March 31, 2024
Non-controlled/non-affiliated investments
Net unrealized depreciation	$(399)

For the three months ended March 31, 2024, we recognized gross unrealized appreciation on investments of $0.6 million and gross unrealized depreciation on investments of $1.0 million, resulting in net change in unrealized depreciation of $0.4 million on investments.

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

As of March 31, 2024, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $500 million that is committed to increase to $800 million on December 7, 2024. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of March 31, 2024, we had an aggregate principal amount of $157.4 million of debt outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

On March 28, 2024, the Board of Directors declared a distribution of $0.1295 per share, which was paid on April 5, 2024 to shareholders of record as of March 28, 2024.

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

The following table summarizes the total shares issued and proceeds received for the three months ended March 31, 2024 (in thousands, except share amounts):

Issuance Date	Number of Shares of Common Stock Issued	Aggregate Proceeds
March 1, 2024	200,347	$3,000
Total	200,347	$3,000

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in Note 2 and Note 3 to the consolidated financial statements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any pending or threatened litigation.

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

Recent Developments

See Note 11 to the consolidated financial statements for a summary of recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of elevated interest rates in response to inflation and significant volatility in the financial markets due to the Russian/Ukraine and Middle East conflicts, has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Part II - Other Information, Item 1A. Risk Factors.”

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2024, for more information relating to our investment valuation.

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

As of March 31, 2024, 100.0% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$5,480	$(3,148)	$2,332
Up 100 basis points	2,740	(1,574)	1,166
Up 50 basis points	1,370	(787)	583
Down 50 basis points	(1,370)	787	(583)
Down 100 basis points	(2,740)	1,574	(1,166)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to a third party investor for the quarter ended March 31, 2024 were previously disclosed in its Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.2	Articles of Amendment and Restatement. (2)
3.3	Amended and Restated Bylaws. (3)
10.1	Amendment to Transfer Agency and Registrar Services Agreement, dated as of April 1, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023.
(2)
Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023.
(3)
Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023.

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

Jefferies Credit Partners BDC Inc.

Date: May 13, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)