Form 10-Q
period 2024-06-30
Jefferies Credit Partners BDC Inc.
filed 2024-08-13
CIK 1959604

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 14,718,075 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $352,812 and $240,879, at June 30, 2024 and December 31, 2023, respectively)	$355,530	$244,061
Cash and cash equivalents	45,299	71,898
Restricted cash	8,556	1,068
Interest receivable	2,938	1,179
Deferred financing costs	5,608	6,566
Deferred offering costs	1,063	1,703
Due from Investment Adviser	1,856	2,515
Prepaid expenses and other assets	266	415
Total assets	$421,116	$329,405
Liabilities
Debt	$213,066	$151,502
Subscriptions received in advance	5,660	—
Interest payable	3,916	856
Management fees payable	230	51
Due to Investment Adviser	3,804	3,849
Accrued expenses and other liabilities	1,388	1,039
Total liabilities	$228,064	$157,297
Commitments and contingencies (Note 9)
Total net assets	$193,052	$172,108
Net Assets
Common shares, par value $0.001 (12,808,607 and 11,670,594, shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively)	$13	$12
Additional paid-in capital	184,424	167,426
Accumulated distributable earnings	8,615	4,670
Total net assets	$193,052	$172,108

Net Asset Value Per Share
Net assets	$193,052	$172,108
Common shares outstanding ($0.001 par value, 1,000,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively)	12,808,607	11,670,594
Net asset value per share	$15.07	$14.75

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$9,373	$17,484
Payment-in-kind interest income	235	235
Other income	311	416
Total investment income	9,919	18,135
Operating Expenses
Interest and other financing expenses	4,232	7,485
Management fees	576	1,120
Income-based incentive fees	751	1,290
Capital gains incentive fees	(8)	(58)
Other general and administrative expenses	1,591	3,187
Total expenses before fee waiver and expense support	7,142	13,024
Expense support	(2,142)	(3,306)
Management fees waived	(346)	(672)
Incentive fees waived	(743)	(1,232)
Net expenses	3,911	7,814
Net investment income	6,008	10,321
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(65)	(464)
Net change in unrealized depreciation	(65)	(464)
Net realized gain and change in unrealized depreciation	(65)	(464)
Net Increase in Net Assets Resulting from Operations	$5,943	$9,857
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.48	$0.82
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	12,370,426	12,054,635

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$6,008	$10,321
Net realized gains in investments	—	—
Net change in unrealized depreciation	(65)	(464)
Net increase in net assets resulting from operations	5,943	9,857

Distributions to Shareholders
Distributions declared	(4,376)	(5,913)
Net decrease in net assets resulting from distributions to shareholders	(4,376)	(5,913)

Capital Share Transactions
Issuance of common shares	14,000	17,000
Net increase in net assets resulting from share transactions	14,000	17,000

Net Assets
Total increase in net assets during the period	15,567	20,944
Net Assets, beginning of period	177,485	172,108
Net Assets at End of Period	$193,052	$193,052

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

Six Months Ended June 30, 2024
Operating Activities
Net increase in net assets resulting from operations	$9,857
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	—
Net change in unrealized depreciation on investments	464
Net accretion of discount and amortization of premium	(750)
Amortization of deferred financing costs	631
Amortization of offering costs	921
Payment-in-kind interest capitalized	(204)
Purchase of investments	(113,782)
Proceeds from sale of investments and principal repayments	2,803
Changes in assets and liabilities:
Interest receivable	(1,759)
Due from Investment Adviser	659
Prepaid expenses and other assets	148
Management fees payable	179
Interest payable	3,060
Due to Investment Adviser	(45)
Accrued expenses and other liabilities	448
Net Cash Used in Operating Activities	(97,370)
Financing Activities
Borrowings on debt	127,564
Repayments on debt	(66,000)
Financing costs paid and deferred	(52)
Subscriptions received in advance	5,660
Proceeds from issuance of common shares	17,000
Distributions paid to shareholders	(5,913)
Net Cash Provided by Financing Activities	78,259
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(19,111)
Cash and cash equivalents and restricted cash, beginning of period	72,966
Cash and cash equivalents and restricted cash, end of period	$53,855

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$3,793
Cash paid for taxes	$56
Accrued but unpaid offering costs	$282

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

June 30, 2024
Cash and cash equivalents	$45,299
Restricted cash	8,556
Cash and cash equivalents and restricted cash	$53,855

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 6.75%	11/2/2029	$2,910	$2,829	$2,910		5
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 6.75%	11/2/2029	361	129	361		5,9
				3,271	2,958	3,271	1.7%
Banking, Finance, Insurance, and Real Estate
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2028	—	(68)	(147)		9
Galway Borrower, LLC	First Lien Revolver	S + 5.25%	9/29/2028	48	44	44		7,9
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,263	9,959	10,263		6
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	1,471	1,401	1,339		6,9
SG Acquisition, Inc.	First Lien Term Loan	S + 5.00%	4/3/2030	26,484	26,421	26,418		7
SG Acquisition, Inc.	First Lien Revolver	S + 5.00%	4/3/2030	—	(3)	(1)		9
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,224	1,260		7
				39,526	38,978	39,176	20.3%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,040	2,013	2,009		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,832	4,769	4,759		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,415	6,303	6,319		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(64)	(112)		9
				13,287	13,021	12,975	6.7%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,810	5,567	5,665		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,935	2,762	2,832		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,335	3,063	3,202		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,240	2,057	2,150		6
				14,320	13,449	13,849	7.2%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	14,004	13,750	13,724		7
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	2,137	2,117	2,094		7
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	—	(84)	(180)		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	15,197	14,707	14,969		6
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	—	(32)	(66)		9
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,152	21,733	21,709		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(27)	(58)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(6)	(7)		9
				53,490	52,158	52,185	27.0%
High Tech Industries
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	10,307	10,208	10,307		6
Aptean, Inc	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	91	81	91		6,9
Aptean, Inc	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,490	21,287	21,490		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,416	1,389	1,416		7,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	16,994	16,755	16,781		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(11)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(4)	(4)		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	413	394	374		7,9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	47	45	45		7,9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	15,114	14,544	14,849		7
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	12,351	12,184	12,351		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	2,823	2,778	2,823		7
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,824	12,528	12,825		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,162	3,089	3,162		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	731	632	538		7,9
				97,763	95,898	97,037	50.3%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	$15,385	$14,841	$15,385		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	1,022	985	1,022		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	943	913	928		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(18)	(12)		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(23)	(37)		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,612	4,486	4,589		6
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	169		6
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.50% (includes 2.00% PIK)	12/1/2028	15,926	15,528	15,926		7
				38,058	36,877	37,970	19.7%
Services: Consumer
Any Hour LLC	First Lien Term Loan	S + 5.00%	5/23/2030	16,357	16,115	16,112		7
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/23/2030	—	(35)	(71)		9
Any Hour LLC	First Lien Revolver	S + 5.00%	5/23/2030	46	41	41		7,9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	714	699	699
				17,117	16,820	16,781	8.7%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	1,491	1,412	1,491		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,280	1,212	1,280		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 8.00%	12/30/2026	1,348	1,303	1,254		7
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 8.00%	12/30/2026	14,577	14,087	13,557		7
				18,696	18,014	17,582	9.1%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,827	22,394	22,485		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,354	1,269	1,286		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(6)	(5)		9
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.50%	10/26/2027	16,129	15,968	15,968		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	10/26/2027	—	(32)	(64)		9
Harvey Tool Company, LLC	First Lien Revolver	S + 5.50%	10/26/2027	—	(4)	(4)		9
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,523	5,468	5,468		7
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	—	(7)	(15)		9
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	12	8	8		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	19,370	19,324	19,322		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	259	257	255		6,9
				65,474	64,639	64,704	33.5%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$361,002	$352,812	$355,530	184.2%

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.
(5)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2024 was 5.25%.
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2024 was 5.34%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2024 was 5.32%.
(8)
All funded debt investments are income producing. As of June 30, 2024, there were no investments on non-accrual.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2024

(In thousands, except for share and per share data)

(9)
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

The following table is a listing of the Company’s unfunded commitments as of June 30, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	$4,776	$(72)
Any Hour LLC	First Lien Revolver	5/23/2030	306	(5)
Aptean, Inc	First Lien Delayed Draw Term Loan	1/30/2026	1,772	—
Aptean, Inc	First Lien Revolver	1/30/2031	348	—
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	9/1/2024	1,196	(30)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	3,170	(48)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	348	(5)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,028	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	7,478	(112)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	(11)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	348	(4)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	782	(12)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,466	(37)
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	2/9/2026	14,745	(147)
Galway Borrower, LLC	First Lien Revolver	9/29/2028	300	(3)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	8,978	(180)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	7,335	(36)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	305	(2)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	(64)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	(4)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	11,739	(117)
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	1,521	(15)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	340	(3)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	4,431	(66)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(58)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(7)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,578	(4)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	7,945	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	9,701	(179)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	347	(1)
Total Unfunded Portfolio Company Commitments			$104,437	$(1,222)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2023

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	$2,925	$2,838	$2,910		7
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	363	116	322		7,9
				3,288	2,954	3,232	1.9%
Banking, Finance, Insurance, and Real Estate
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,315	9,983	10,237		6
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	1,498	1,443	1,491		7
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,220	1,260		7
				13,073	12,646	12,988	7.5%
Capital Equipment
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,050	2,020	2,009		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,856	4,784	4,759		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,415	6,287	6,286		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(74)	(150)		9
				13,321	13,017	12,904	7.5%
Chemicals, Plastic, & Rubber
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,840	5,579	5,650		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,671	2,486	2,537		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,351	3,053	3,134		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,251	2,051	2,105		6
				14,113	13,169	13,426	7.8%
Healthcare & Pharmaceuticals
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	14,075	13,797	13,935		7
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	15,274	14,745	15,274		6
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,263	21,821	21,818		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(29)	(58)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(7)	(7)		9
				51,612	50,327	50,962	29.6%
High Tech Industries
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,544	21,330	21,329		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(18)	(24)		9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	(3)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,036	16,782	16,781		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(13)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(5)	(5)		9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	4,882	4,701	4,699		5
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(393)	(398)		9
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,358	12,175	12,296		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,133	2,083	2,116		7,9
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,890	12,570	12,890		6
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,178	3,100	3,178		6
				74,021	72,316	72,846	42.3%
Services: Business
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	15,464	14,855	15,232		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	1,027	986	1,011		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	122	119	122		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(43)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,636	4,498	4,636		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	170		7
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	15,954	15,521	15,954		6
				37,373	36,101	37,125	21.6%
Transportation: Cargo
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	1,498	1,410	1,498		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,287	1,211	1,287		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	1,352	1,299	1,305		5
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	14,614	14,042	14,103		5
				18,751	17,962	18,193	10.6%
Wholesale
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,942	22,484	22,483		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(90)	(91)		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(7)	(7)		9
				22,942	22,387	22,385	13.0%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$248,494	$240,879	$244,061	141.8%

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
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2023 was 5.35%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2023 was 5.33%.
(8)
All funded debt investments are income producing. As of December 31, 2023, there were no investments on non-accrual.
(9)
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

Jefferies Credit Management LLC (the “Investment Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), is our investment adviser. The Investment Adviser, subject to the overall supervision of our board of directors (the “Board of Directors” or the “Board”), will manage our day-to-day operations and provide investment advisory and management services to the Company.

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

As of June 30, 2024 and December 31, 2023, the Company’s consolidated subsidiaries were JCP BDC SPV I LLC and JCP BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2024 and December 31, 2023 was $45.3 million and $71.9 million, respectively. Restricted cash held as of June 30, 2024 and December 31, 2023 was $8.6 million and $1.1 million, respectively.

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

Investment Income Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During both the three and six months ended June 30, 2024, PIK income earned was $0.2 million.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and commitment fees as well as fees for managerial assistance rendered by the Company to the Portfolio Companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. There were no share repurchases during the three and six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024, the Company recognized $0.6 million and $1.1 million, respectively, of management fees, and $0.7 million and $1.2 million, respectively, of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2024, $0.3 million and $0.7 million, respectively, of management fees were waived, and $0.7 million and $1.2 million, respectively, of incentive fees were waived.

As of June 30, 2024 and December 31, 2023, management fees payable were $0.2 million and $0.1 million, respectively.

Expense Support and Conditional Reimbursement Agreement

On December 6, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser (i) has agreed to pay a portion of the Company’s Other Operating Expenses (as defined below) to the effect that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s net asset value (“NAV”), and (ii) may elect to pay an additional portion of the Company’s expenses from time to time (each such payment, a “Voluntary Expense Payment”, and together with (i), “Expense Payments”). “Other Operating Expenses” means the Company’s total organizational and offering expenses, including the organizational and offering expenses in connection with the formation of the Company and the initial closing of the private offering that were incurred prior to the commencement of operations, and all other costs and expenses relating to the Company’s operations and transactions, excluding the management fee and the incentive fee, interest, fees and other expenses of financings, taxes, and extraordinary expenses, such as litigation and other expenses not incurred in the ordinary course of the Company’s business.

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

During three and six months ended June 30, 2024, the Investment Adviser provided $2.1 million and $3.3 million of expense support, respectively (including $1.0 million of Voluntary Expense Payments for the three and six months ended June 30, 2024).

The Company did not have any obligation to make a Reimbursement Payment as of June 30, 2024. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $5.8 million.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Due to Investment Adviser of approximately $3.8 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN Parent LLC, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of June 30, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$352,812	100.0%	$355,530	100.0%
Total	$352,812	100.0%	$355,530	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2023 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$240,879	100.0%	$244,061	100.0%
Total	$240,879	100.0%	$244,061	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of June 30, 2024 at amortized cost and fair value was as follows (in thousands):

	June 30, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$95,898	27.2%	$97,037	27.3%
Wholesale	64,639	18.3%	64,704	18.2%
Healthcare & Pharmaceuticals	52,158	14.8%	52,185	14.7%
Banking, Finance, Insurance and Real Estate	38,978	11.0%	39,176	11.0%
Services: Business	36,877	10.5%	37,970	10.7%
Transportation: Cargo	18,014	5.1%	17,582	5.0%
Services: Consumer	16,820	4.8%	16,781	4.7%
Chemicals, Plastics, and Rubber	13,449	3.8%	13,849	3.9%
Capital Equipment	13,021	3.7%	12,975	3.6%
Aerospace & Defense	2,958	0.8%	3,271	0.9%
Total	$352,812	100.0%	$355,530	100.0%

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
High Tech Industries	$72,316	30.0%	$72,846	29.8%
Healthcare & Pharmaceuticals	50,327	20.9%	50,962	20.9%
Services: Business	36,101	15.0%	37,125	15.2%
Wholesale	22,387	9.3%	22,385	9.2%
Transportation: Cargo	17,962	7.5%	18,193	7.5%
Chemicals, Plastics, and Rubber	13,169	5.5%	13,426	5.5%
Capital Equipment	13,017	5.4%	12,904	5.3%
Banking, Finance, Insurance and Real Estate	12,646	5.2%	12,988	5.3%
Aerospace & Defense	2,954	1.2%	3,232	1.3%
Total	$240,879	100.0%	$244,061	100.0%

The geographic composition of investments as of June 30, 2024 at cost and fair value was as follows (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$352,812	$355,530	100.0%	184.2%
Total	$352,812	$355,530	100.0%	184.2%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$240,879	$244,061	100.0%	141.8%
Total	$240,879	$244,061	100.0%	141.8%

As of June 30, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of June 30, 2024 and December 31, 2023, on a fair value basis, 99.8% and 100.0% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$355,530	$355,530
Total	$—	$—	$355,530	$355,530
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

The following tables present change for the three and six months ended June 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three Months Ended June 30, 2024
	First Lien Debt	Total
Fair value, beginning of period	$268,880	$268,880
Purchases of investments	88,372	88,372
Proceeds from principal repayments and sales of investments	(2,286)	(2,286)
Accretion of discount/amortization of premium	425	425
Payment-in-kind interest	204	204
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)	(65)	(65)
Fair value, end of period	$355,530	$355,530
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(65)	$(65)

	Six Months Ended June 30, 2024
	First Lien Debt	Total
Fair value, beginning of period	$244,061	$244,061
Purchases of investments	113,782	113,782
Proceeds from principal repayments and sales of investments	(2,803)	(2,803)
Accretion of discount/amortization of premium	750	750
Payment-in-kind interest	204	204
Net realized gain	—	—
Net change in unrealized appreciation (depreciation)	(464)	(464)
Fair value, end of period	$355,530	$355,530
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(464)	$(464)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$355,530	Yield analysis	Discount rate	8.9%	14.4%	10.0%

	December 31, 2023
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$244,061	Yield analysis	Discount rate	8.6%	11.9%	9.7%
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 190.6% and 213.6%, respectively.

The Company’s outstanding debt obligations as of June 30, 2024 were as follows (in thousands):

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$500,000	$213,066	$213,066	$212,001	$286,934	$1,000
Total Debt Obligations	$500,000	$213,066	$213,066	$212,001	$286,934	$1,000

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2024.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Average debt outstanding	$168,734	$143,976
Maximum amount of debt outstanding	$213,066	$213,066

Weighted average annualized interest cost (1)	8.14%	8.16%

Average 1-month SOFR rate	5.31%	5.32%

(1)
The calculation of weighted average interest rate does not include facility unused fees or the amortization of deferred financing costs.

The components of interest expense for the three and six months ended June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Borrowing interest expense	$3,414	$5,839
Facility undrawn and unused fees	502	1,015
Amortization of financing costs and debt issuance costs	316	631
Total interest expense	$4,232	$7,485

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

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 12 months from the effective date, 0.65% from December 8, 2024 through June 7, 2025, and 0.75% thereafter. In addition, under the Senior Secured Credit Facility, the Company is required to utilize a minimum amount of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Investments at fair value (1)	$352,811	$244,084
Restricted cash	8,556	1,068
Interest receivable	2,847	1,102
Deferred financing costs	5,608	6,239
Prepaid expenses and other assets	138	121
Total assets	$369,960	$252,614

Liabilities
Debt	$213,066	$151,502
Interest payable	3,916	856
Accrued expenses and other liabilities	20	66
Total liabilities	$217,002	$152,424
(1)
Investments at fair value do not include certain revolving and delayed draw terms loans which are held at Jefferies Credit Partners BDC Inc.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The following table summarizes the total shares issued and proceeds received for the three and six months ended June 30, 2024 (in thousands, except share amounts):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	937,666	$14,000	1,138,014	$17,000
Distributions reinvested	—	—	—	—
Total	937,666	$14,000	1,138,014	$17,000

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following table summarizes each month-end NAV per share during the six months ended June 30, 2024:

For the Month Ended	NAV Per Share
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the three and six months ended June 30, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
			$0.4861	$5,913

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

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 (in thousands, except share and per share data):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net increase in net assets resulting from operations	$5,943	$9,857
Weighted average common stock outstanding	12,370,426	12,054,635
Net increase in net assets per share resulting from operations - basic and diluted	$0.48	$0.82

Diluted net increase in net assets per share resulting from operations is equal to basic net increase in net assets per share resulting from operations because there were no common stock equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2024 and December 31, 2023, the total unfunded commitments were $104.4 million and $42.5 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024 (in thousands, except share and per share data):

Six Months Ended June 30, 2024
Per Share Data:
Net asset value at beginning of period	$14.75
Net investment income (1)	0.86
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.05)
Net increase (decrease) in net assets resulting from operations	15.56
Distributions declared (3)	(0.49)
Net asset value at end of period	$15.07

Total return based on net asset value (4)	5.5%
Shares outstanding, end of period	12,808,607
Weighted average shares outstanding	12,054,635

Ratio/Supplemental Data:
Net assets at end of period	$193,052
Annualized ratio of net expenses to average net assets (5)	8.6%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.8%
Annualized ratio of net investment income to average net assets (5)	11.4%
Portfolio turnover rate	0.0%
Asset coverage ratio, end of period	190.6%

Capital Commitments Data:
Capital commitments, end of period	$751,860
Funded capital commitments, end of period	$184,500
% of capital commitments funded	24.5%

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

The Company received $35.4 million ($5.7 million of which was received prior to June 30, 2024 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective after June 30, 2024.

On August 13, 2024, the Company’s Board of Directors declared a distribution of $0.3644 per share, which is payable on September 6, 2024 to shareholders of record as of August 28, 2024.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. For additional information see Note 3 of the consolidated financial statements.

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investments, beginning of period	$266,097	$240,879
New investments purchased	88,372	113,782
Net accretion of discount on investments	425	750
Payment-in-kind interest capitalized	204	204
Net realized gain on investments	—	—
Investments repaid	(2,286)	(2,803)
Total investments, end of period	$352,812	$352,812

Portfolio Companies at beginning of period	25	22
Number of new Portfolio Companies	4	7
Number of exited Portfolio Companies	—	—
Portfolio Companies at end of period	29	29

Our portfolio composition and weighted average yields as of June 30, 2024 and December 31, 2023 was as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	11.6%	12.0%
Weighted average yield on debt investments, at fair value (1)	11.5%	11.8%
Weighted average EBITDA (2)	$198	$209
Weighted average loan-to-value (“LTV”) (3)	37%	37%
Percentage of first lien secured debt portfolio investments, at fair value	100%	100%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100%

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

As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

The Company’s board of directors (the “Board of Directors” or the “Board”) has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Directors. Even though the Company’s Board of Directors designated the Company’s Investment Adviser as “Valuation Designee,” the Company’s Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

Results of Operations

Operating results for the three and six months ended June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investment income	$9,919	$18,135
Net expenses	3,911	7,814
Net investment income	6,008	10,321
Net realized gain	—	—
Net change in unrealized depreciation	(65)	(464)
Net increase in net assets resulting from operations	$5,943	$9,857

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and began operations on December 4, 2023. Accordingly, there is no activity in the comparable period to June 30, 2024.

Investment Income

Investment income, was as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$9,373	$17,484
Payment-in-kind interest income	235	235
Other income	311	416
Total investment income	$9,919	$18,135

For the three and six months ended June 30, 2024, total investment income was $9.9 million and $18.1 million, respectively, driven primarily by income earned on our investments. The size of our investment portfolio at fair value increased to $355.5 million at June 30, 2024 from $244.1 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest and other financing expenses	$4,232	$7,485
Management fees	576	1,120
Income-based incentive fees	751	1,290
Capital gains incentive fees	(8)	(58)
Other general and administrative expenses	1,591	3,187
Total expenses before fee waiver and expense support	7,142	13,024
Expense support	(2,142)	(3,306)
Management fees waived	(346)	(672)
Incentive fees waived	(743)	(1,232)
Net expenses	$3,911	$7,814

For the three and six months ended June 30, 2024, net expenses were $3.9 million and $7.8 million, respectively, primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $4.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2024 was driven by $168.7 million and $144.0 million, respectively, of average borrowings under our credit facility.

Management fees

For the three and six months ended June 30, 2024, management fees were $0.6 million and $1.1 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.3 million and $0.7 million, respectively for the three and six months ended June 30, 2024.

Incentive fees

For the three and six months ended June 30, 2024, total incentive fees were $0.7 million and $1.2 million, respectively. The Investment Adviser has agreed to waive the incentive fee for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2024.

Expense support

For the three and six months ended June 30, 2024, the Company received $2.1 million and $3.3 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Non-controlled/non-affiliated investments
Net unrealized depreciation	$(65)	$(464)

For the three and six months ended June 30, 2024, we recognized gross unrealized appreciation on investments of $1.1 million and $1.8 million, respectively, and gross unrealized depreciation on investments of $1.2 million and $2.2 million, respectively, resulting in net change in unrealized depreciation of $0.1 million and $0.5 million, respectively on investments.

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

As of June 30, 2024, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $500 million that is committed to increase to $800 million on December 7, 2024. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of June 30, 2024, we had an aggregate principal amount of $213.1 million of debt outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the three and six months ended June 30, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
			$0.4861	$5,913

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

The following table summarizes the total shares issued and proceeds received for the six months ended June 30, 2024 (in thousands, except share amounts):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	937,666	$14,000	1,138,014	$17,000
Distributions reinvested	—	—	—	—
Total	937,666	$14,000	1,138,014	$17,000

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Investment Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in Note 2 and Note 3 to the consolidated financial statements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Expense Support Agreement
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements, for more information relating to our investment valuation.

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

As of June 30, 2024, on a fair value basis, 99.8% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$7,206	$(4,261)	$2,945
Up 100 basis points	3,603	(2,131)	1,472
Up 50 basis points	1,801	(1,065)	736
Down 50 basis points	(1,801)	1,065	(736)
Down 100 basis points	(3,603)	2,131	(1,472)
Down 200 basis points	(7,206)	4,261	(2,945)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended June 30, 2024 were previously disclosed in its Current Reports on Form 8-K.

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
10.1

Amendment to Transfer Agency and Registrar Services Agreement, dated as of April 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).

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

Jefferies Credit Partners BDC Inc.

Date: August 13, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)