Form 10-Q
period 2024-09-30
Jefferies Credit Partners BDC Inc.
filed 2024-11-13
CIK 1959604

n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 18,893,760 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $622,557 and $240,879, at September 30, 2024 and December 31, 2023, respectively)	$621,909	$244,061
Cash and cash equivalents	14,853	71,898
Restricted cash	13,647	1,068
Interest receivable	5,658	1,179
Deferred financing costs	5,442	6,566
Deferred offering costs	499	1,703
Due from Investment Adviser	1,525	2,515
Prepaid expenses and other assets	212	415
Total assets	$663,745	$329,405
Liabilities
Debt	$371,818	$151,502
Subscriptions received in advance	12,950	—
Interest payable	6,239	856
Management fees payable	289	51
Due to Investment Adviser	3,804	3,849
Accrued expenses and other liabilities	1,527	1,039
Total liabilities	$396,627	$157,297
Commitments and contingencies (Note 9)
Total net assets	$267,118	$172,108
Net Assets
Common shares, par value $0.001 (17,803,369 and 11,670,594, shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively)	$18	$12
Additional paid-in capital	259,529	167,426
Accumulated distributable earnings	7,571	4,670
Total net assets	$267,118	$172,108

Net Asset Value Per Share
Net assets	$267,118	$172,108
Common shares outstanding ($0.001 par value, 1,000,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively)	17,803,369	11,670,594
Net asset value per share	$15.00	$14.75

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$14,273	$31,757
Payment-in-kind interest income	208	443
Other income	491	907
Total investment income	14,972	33,107
Operating Expenses
Interest and other financing expenses	6,557	14,042
Management fees	723	1,843
Income-based incentive fees	1,018	2,308
Capital gains incentive fees	(340)	(398)
Other general and administrative expenses	1,509	4,696
Total expenses before fee waiver and expense support	9,467	22,491
Expense support	(1,525)	(4,831)
Management fees waived	(434)	(1,106)
Incentive fees waived	(678)	(1,910)
Net expenses	6,830	14,644
Net investment income	8,142	18,463
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—
Net realized gain	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,366)	(3,830)
Net change in unrealized depreciation	(3,366)	(3,830)
Net realized gain and change in unrealized depreciation	(3,366)	(3,830)
Net Increase in Net Assets Resulting from Operations	$4,776	$14,633
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.30	$1.10
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	15,764,357	13,300,235

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$8,142	$18,463
Net realized gains in investments	—	—
Net change in unrealized depreciation	(3,366)	(3,830)
Net increase in net assets resulting from operations	4,776	14,633

Distributions to Shareholders
Distributions declared	(5,820)	(11,733)
Net decrease in net assets resulting from distributions to shareholders	(5,820)	(11,733)

Capital Share Transactions
Issuance of common shares	74,628	91,628
Distributions reinvested	482	482
Net increase in net assets resulting from share transactions	75,110	92,110

Net Assets
Total increase in net assets during the period	74,066	95,010
Net Assets, beginning of period	193,052	172,108
Net Assets at End of Period	$267,118	$267,118

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

Nine Months Ended September 30, 2024
Operating Activities
Net increase in net assets resulting from operations	$14,633
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains on investments	—
Net change in unrealized depreciation on investments	3,830
Net accretion of discount and amortization of premium	(1,254)
Amortization of deferred financing costs	949
Amortization of offering costs	1,431
Payment-in-kind interest and fees capitalized	(601)
Purchase of investments	(385,867)
Proceeds from sale of investments and principal repayments	6,044
Changes in assets and liabilities:
Interest receivable	(4,479)
Due from Investment Adviser	990
Prepaid expenses and other assets	203
Management fees payable	238
Interest payable	5,383
Due to Investment Adviser	(45)
Accrued expenses and other liabilities	708
Net Cash Used in Operating Activities	(357,837)
Financing Activities
Borrowings on debt	286,316
Repayments on debt	(66,000)
Financing costs paid and deferred	(52)
Subscriptions received in advance	12,950
Proceeds from issuance of common shares	91,628
Distributions paid to shareholders	(11,251)
Offering costs paid and deferred	(220)
Net Cash Provided by Financing Activities	313,371
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(44,466)
Cash and cash equivalents and restricted cash, beginning of period	72,966
Cash and cash equivalents and restricted cash, end of period	$28,500

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$7,709
Cash paid for taxes	$56
Accrued but unpaid offering costs	$8
Accrued but unpaid debt financing costs	$152
Distributions reinvested in common shares	$482

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

September 30, 2024
Cash and cash equivalents	$14,853
Restricted cash	13,647
Cash and cash equivalents and restricted cash	$28,500

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	$11,699	$11,494	$11,612		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(7)	(14)		9
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 8.00%	12/30/2026	1,362	1,321	1,004		6
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 8.00%	12/30/2026	14,723	14,275	10,858		10
					27,083	23,460	8.8%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,796	5,561	5,680		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,928	2,809	2,869		6
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,326	3,068	3,227		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,234	2,061	2,167		6
					13,499	13,943	5.2%
Commercial Services & Supplies
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,523	5,470	5,468		6
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	303	294	288		7,9
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(4)	(4)		9
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	496	486	486		7
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(3)		9
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	—	(1)	(1)		9
					6,244	6,234	2.3%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.00%	5/23/2030	16,316	16,083	16,072		7
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/23/2030	462	424	390		7,9
Any Hour LLC	First Lien Revolver	S + 5.00%	5/23/2030	113	108	107		7,9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	738	724	738
					17,339	17,307	6.5%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	13,274	13,143	13,141		7
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,309	5,256	5,256		7
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(32)	(66)		9
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(4)	(4)		9
					18,363	18,327	6.9%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,035	2,010	2,014		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,819	4,761	4,771		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,399	6,294	6,335		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(58)	(74)		9
Qnnect, LLC	First Lien Term Loan	S + 6.75%	11/2/2029	2,903	2,824	2,874		5
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 6.75%	11/2/2029	360	136	277		5,9
					15,967	16,197	6.1%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,226	1,254		7
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	21,617	21,514	21,509		7
					22,740	22,763	8.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	15,159	14,690	15,159		6
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	3,323	3,268	3,323		6,9
					17,958	18,482	6.9%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	$19,203	$18,922	$18,915		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	—	(25)	(52)		9
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(5)	(5)		9
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	24,416	24,138	24,172		5
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(32)	(44)		9
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	90	85	87		6,9
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	13,968	13,727	13,829		6
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	2,132	2,113	2,110		7
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	1,199	1,108	1,109		6,9
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,096	21,689	21,432		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(26)	(87)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(6)	(10)		9
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	—	(88)	(180)		9
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.75%	7/30/2031	7,206	7,135	7,134		7
Vital Care Buyer, LLC	First Lien Revolver	S + 4.75%	7/30/2031	—	(4)	(4)		9
					88,731	88,406	33.1%
Health Care Technology
Healthedge Software, Inc	First Lien Term Loan	S + 4.75%	7/16/2031	6,889	6,821	6,820		6
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	S + 4.75%	7/16/2031	—	(15)	(30)		9
Healthedge Software, Inc	First Lien Revolver	S + 4.75%	7/16/2031	—	(3)	(4)		9
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,650	13,516	13,513		7
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(40)		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(19)	(40)		9
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(4)	(4)		9
					20,296	20,215	7.6%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	13,062	12,936	12,931		7
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	135	64	(25)		7,9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	92	91	89		7,9
Galway Borrower, LLC	First Lien Revolver	S + 4.50%	9/29/2028	91	88	88		7,9
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	10,237	9,947	10,227		6
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	2,299	2,229	2,299		6,9
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	12,942	12,815	12,812		7
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(43)	(87)		9
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(4)	(4)		9
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	25,731	25,672	25,732		7
SG Acquisition, Inc.	First Lien Revolver	S + 5.00%	4/3/2030	—	(3)	—		9
					63,792	64,062	24.0%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,792	12,507	12,792		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,154	3,084	3,154		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	731	635	574		7,9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	20,254	20,054	20,051		7
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	—	(23)	(48)		9
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(4)	(4)		9
					36,253	36,519	13.7%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	$25,159	$25,034	$25,033		6
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	(6)		9
					25,031	25,027	9.4%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.50%	10/26/2027	16,129	15,978	15,968		6
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	10/26/2027	—	(29)	(64)		9
Harvey Tool Company, LLC	First Lien Revolver	S + 5.50%	10/26/2027	—	(3)	(3)		9
					15,946	15,901	6.0%
Professional Services
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	15,346	14,836	15,346		5
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	1,019	985	1,019		5
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	13,428	13,294	13,294		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(11)	(23)		9
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(4)	(4)		9
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,051	1,019	1,040		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(14)	(7)		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(21)	(25)		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,600	4,481	4,578		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	169	165	168		7
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.00%	12/1/2028	15,942	15,563	15,942		6
					50,293	51,328	19.2%
Software
Aptean, Inc	First Lien Term Loan	S + 5.25%	1/30/2031	10,815	10,713	10,814		6
Aptean, Inc	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	27	21	27		7,9
Aptean, Inc	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,436	21,240	21,437		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,413	1,386	1,413		7,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		9
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	16,543	16,381	16,377		7
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	—	(22)	(46)		9
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	(3)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	16,951	16,721	16,867		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(5)	(4)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	22	17	20		6,9
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,178	5,154	5,152		7
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(5)	(12)		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	46	44	44		7,9
Netwrix Corporation	First Lien Term Loan	S + 5.50%	6/11/2029	15,076	14,529	15,000		7
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	12,375	12,217	11,880		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75% (includes 1.75% PIK)	7/19/2028	2,829	2,786	2,715		7
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,420	23,186	23,186		7
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		9
					124,350	124,863	46.7%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	$22,770	$22,349	$22,542		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,350	1,268	1,305		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	52	46	49		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	19,887	19,843	19,838		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(2)	(4)		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 5.25%	7/24/2031	13,947	13,811	13,808		6
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	7/24/2031	682	655	635		5,9
Vessco Midco Holdings, LLC	First Lien Revolver	S + 5.25%	7/24/2031	—	(4)	(4)		9
					57,966	58,169	21.8%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)					621,851	621,203	232.6%
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	706	706
Total non-controlled-non-affiliated Portfolio Company equity investments					706	706	0.3%
Total non-controlled-non-affiliated Portfolio Company investments					$622,557	$621,909	232.9%

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.
(5)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2024 was 4.25%.
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2024 was 4.85%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2024 was 4.59%.
(8)
All funded debt investments are income producing. As of September 30, 2024, there were no investments on non-accrual.
(9)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See the following table for more information on the Company’s unfunded commitments.
(10)
The interest rate on $9.4 million of principal loans is subject to 1-month SOFR, which as of September 30, 2024 was 4.85% and the interest rate on $5.3 million of principal loans is subject to 3-month SOFR, which as of September 30, 2024 was 4.59%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2024

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$3,491	$(52)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	355	(5)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	(6)
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(65)
Any Hour LLC	First Lien Revolver	5/23/2030	239	(3)
Aptean, Inc	First Lien Delayed Draw Term Loan	1/30/2026	1,303	—
Aptean, Inc	First Lien Revolver	1/30/2031	348	—
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	3,170	(32)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	295	(3)
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,028	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	(14)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	4,660	(47)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	(3)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	4,407	(44)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	270	(3)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	12/22/2025	7,478	(75)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	(23)
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	(4)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	(4)
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	326	(2)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	671	(7)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,466	(25)
Galway Borrower, LLC	First Lien Delayed Draw Term Loan	2/6/2026	15,900	(159)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	10/28/2025	154	(1)
Galway Borrower, LLC	First Lien Revolver	9/29/2028	256	(3)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	7,779	(78)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	2,557	(13)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	307	(1)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	(63)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	(4)
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	7/16/2026	3,039	(30)
Healthedge Software, Inc	First Lien Revolver	7/16/2031	361	(4)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	10,904	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	1,218	(12)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	(4)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	8,738	(87)
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	(4)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	4,015	(40)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	4,015	(40)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(4)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	155	(3)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	72	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	1,108	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(87)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(10)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	18,014	(180)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,410	(3)
Qnnect, LLC	First Lien Delayed Draw Term Loan	11/1/2024	7,945	(79)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	9,701	(145)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	(4)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	6,637	(66)
Trystar, LLC	First Lien Revolver	9/10/2031	360	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	3,967	(40)
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	(4)
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	4,822	(48)
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	358	(4)
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	(4)
Total Unfunded Portfolio Company Commitments			$168,403	$(1,646)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2023

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	$1,498	$1,410	$1,498		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,287	1,211	1,287		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	1,352	1,299	1,305		5
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	14,614	14,042	14,103		5
				18,751	17,962	18,193	10.6%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,840	5,579	5,650		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,671	2,486	2,537		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,351	3,053	3,134		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,251	2,051	2,105		6
				14,113	13,169	13,426	7.8%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,050	2,020	2,009		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,856	4,784	4,759		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,415	6,287	6,286		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(74)	(150)		9
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	2,925	2,838	2,910		7
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	363	116	322		7,9
				16,609	15,971	16,136	9.4%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,220	1,260		7
				1,260	1,220	1,260	0.7%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	15,274	14,745	15,274		6
				15,274	14,745	15,274	8.9%
Health Care & Providers & Services
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	14,075	13,797	13,935		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,263	21,821	21,818		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(29)	(58)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(7)	(7)		9
				36,338	35,582	35,688	20.7%
Insurance
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,315	9,983	10,237		6
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	1,498	1,443	1,491		7
				11,813	11,426	11,728	6.8%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,890	12,570	12,890		6
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,178	3,100	3,178		6
				16,068	15,670	16,068	9.3%
Professional Services
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	15,464	14,855	15,232		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	1,027	986	1,011		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	122	119	122		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(43)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,636	4,498	4,636		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	170		7
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	15,954	15,521	15,954		6
				37,373	36,101	37,125	21.6%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2023

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,544	21,330	21,329		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(18)	(24)		9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	(3)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,036	16,782	16,781		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(13)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(5)	(5)		9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	4,882	4,701	4,699		5
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(393)	(398)		9
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,358	12,175	12,296		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,133	2,083	2,116		7,9
				57,953	56,646	56,778	33.0%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,942	22,484	22,483		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(90)	(91)		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(7)	(7)		9
				22,942	22,387	22,385	13.0%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$248,494	$240,879	$244,061	141.8%

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our” or “us”) was formed as a Maryland corporation on August 10, 2022. The Company is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our fiscal year ends on December 31.

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

Note 2. Summary of Significant Accounting Policies

Industry Reclassification

During the quarter ended September 30, 2024, the Company changed the investment industry classification from those provided by Moody's to those provided by MSCI and S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments at amortized cost and fair value as of December 31, 2023 disclosed in Note 4 - Investments, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the period ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company’s consolidated subsidiaries were JCP BDC SPV I LLC and JCP BDC SPV II LLC, which were both wholly-owned. The consolidated financial statements include the accounts of the Company as well as these subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents.

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are all held at JCP BDC SPV I LLC.

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2024 and December 31, 2023 was $14.9 million and $71.9 million, respectively. Restricted cash held as of September 30, 2024 and December 31, 2023 was $13.6 million and $1.1 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three and nine months ended September 30, 2024, PIK income earned was $0.2 million and $0.4 million, respectively.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and commitment fees as well as fees for managerial assistance rendered by the Company to the Portfolio Companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. There were no share repurchases during the three and nine months ended September 30, 2024.

Federal and State Income Taxes

We have elected to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must (among other requirements) meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders at least 90% of its investment company taxable income as defined by the Code, for each year. The Company (among other requirements) intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level income taxes. For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions paid to stockholders may include return of capital, however, the exact amount cannot be determined until we file Form 1099s. The character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. Book and tax basis differences relating to stockholder dividend and distributions and other permanent book and tax difference are reclassified to Additional paid-in capital on the Consolidated Statements of Assets and Liabilities.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On September 25, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser. The Investment Adviser, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to the Company. The Investment Adviser is an indirect subsidiary of Jefferies Finance LLC (“JFIN”), a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is a joint venture between (i) Jefferies Financial Group Inc. (a publicly traded company and the parent company for Jefferies LLC (“Jefferies”), a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company. The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.”

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

For the three and nine months ended September 30, 2024, the Company recognized $0.7 million and $1.8 million, respectively, of management fees, and $0.7 million and $1.9 million, respectively, of incentive fees before the impact of waived fees. For the three and nine months ended September 30, 2024, $0.4 million and $1.1 million, respectively, of management fees were waived, and $0.7 million and $1.9 million, respectively, of incentive fees were waived.

As of September 30, 2024 and December 31, 2023, management fees payable were $0.3 million and $0.1 million, respectively.

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

During three and nine months ended September 30, 2024, the Investment Adviser provided $1.5 million and $4.8 million of expense support, respectively (including $0.6 million and $1.6 million, respectively, of Voluntary Expense Payments for the three and nine months ended September 30, 2024).

The Company did not have any obligation to make a Reimbursement Payment as of September 30, 2024. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $7.3 million.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Due to Investment Adviser of approximately $3.8 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities includes primarily the reimbursement amount owed for organization and offering costs.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of September 30, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$621,851	99.9%	$621,203	99.9%
Preferred Equity	706	0.1%	706	0.1%
Total	$622,557	100.0%	$621,909	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2023 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$240,879	100.0%	$244,061	100.0%
Total	$240,879	100.0%	$244,061	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of September 30, 2024 at amortized cost and fair value was as follows (in thousands):

	September 30, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$124,350	20.0%	$124,863	20.1%
Health Care Providers & Services	88,731	14.2%	88,406	14.2%
Insurance	63,792	10.2%	64,062	10.3%
Trading Companies & Distributors	57,966	9.3%	58,169	9.3%
Professional Services	50,999	8.2%	52,034	8.4%
IT Services	36,253	5.8%	36,519	5.9%
Life Sciences Tools & Services	25,031	4.0%	25,027	4.0%
Air Freight & Logistics	27,083	4.3%	23,460	3.8%
Financial Services	22,740	3.7%	22,763	3.7%
Health Care Technology	20,296	3.3%	20,215	3.2%
Health Care Equipment & Supplies	17,958	2.9%	18,482	3.0%
Electrical Equipment	18,363	2.9%	18,327	2.9%
Diversified Consumer Services	17,339	2.8%	17,307	2.8%
Electronic Equipment, Instruments & Components	15,967	2.6%	16,197	2.6%
Machinery	15,946	2.6%	15,901	2.6%
Chemicals	13,499	2.2%	13,943	2.2%
Commercial Services & Supplies	6,244	1.0%	6,234	1.0%
Total	$622,557	100.0%	$621,909	100.0%

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$56,646	23.5%	$56,778	23.3%
Professional Services	36,101	15.0%	37,125	15.2%
Health Care Providers & Services	35,582	14.8%	35,688	14.6%
Trading Companies & Distributors	22,387	9.3%	22,385	9.2%
Air Freight & Logistics	17,962	7.5%	18,193	7.4%
Electronic Equipment, Instruments & Components	15,971	6.6%	16,136	6.6%
IT Services	15,670	6.5%	16,068	6.6%
Health Care Equipment & Supplies	14,745	6.1%	15,274	6.3%
Chemicals	13,169	5.5%	13,426	5.5%
Insurance	11,426	4.7%	11,728	4.8%
Financial Services	1,220	0.5%	1,260	0.5%
Total	$240,879	100.0%	$244,061	100.0%

The geographic composition of investments as of September 30, 2024 at cost and fair value was as follows (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$622,557	$621,909	100.0%	232.9%
Total	$622,557	$621,909	100.0%	232.9%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$240,879	$244,061	100.0%	141.8%
Total	$240,879	$244,061	100.0%	141.8%

As of September 30, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of September 30, 2024 and December 31, 2023, on a fair value basis, 99.9% and 100.0% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$621,203	$621,203
Preferred Equity	—	—	706	706
Total	$—	$—	$621,909	$621,909
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

The following tables present change for the three and nine months ended September 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$355,530	$—	$355,530
Purchases of investments	271,379	706	272,085
Proceeds from principal repayments and sales of investments	(3,241)	—	(3,241)
Accretion of discount/amortization of premium	504	—	504
Payment-in-kind interest and fees capitalized	397	—	397
Net realized gain	—	—	—
Net change in unrealized appreciation (depreciation)	(3,366)	—	(3,366)
Fair value, end of period	$621,203	$706	$621,909
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(3,366)	$—	$(3,366)

	Nine Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$244,061	$—	$244,061
Purchases of investments	385,161	706	385,867
Proceeds from principal repayments and sales of investments	(6,044)	—	(6,044)
Accretion of discount/amortization of premium	1,254	—	1,254
Payment-in-kind interest and fees capitalized	601	—	601
Net realized gain	—	—	—
Net change in unrealized appreciation (depreciation)	(3,830)	—	(3,830)
Fair value, end of period	$621,203	$706	$621,909
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(3,830)	$—	$(3,830)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$621,203	Yield analysis	Discount rate	7.7%	20.2%	8.6%
Investments in preferred equity	$706	Transactional Value (2)	N/A	N/A	N/A	N/A
(1)
Weighted averages are calculated based on fair value of investments.
(2)
Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio companies since the transaction date.

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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 171.8% and 213.6%, respectively.

The Company’s outstanding debt obligations as of September 30, 2024 were as follows (in thousands):

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$500,000	$371,818	$371,818	$371,818	$128,182	$781
Total Debt Obligations	$500,000	$371,818	$371,818	$371,818	$128,182	$781

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2024.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Average debt outstanding	$290,200	$193,073
Maximum amount of debt outstanding	$371,818	$371,818

Weighted average annualized interest cost (1)	8.13%	8.15%

Average 1-month SOFR rate	5.25%	5.29%

(1)
The calculation of weighted average interest rate does not include facility unused fees or the amortization of deferred financing costs.

The components of interest expense for the three and nine months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Borrowing interest expense	$5,934	$11,773
Facility undrawn and unused fees	305	1,320
Amortization of financing costs and debt issuance costs	318	949
Total interest expense	$6,557	$14,042

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

The aggregate lender commitments under the Senior Secured Credit Facility are $500 million with an additional $300 million committed, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $500 million. During the quarter ended September 30, 2024, the Senior Secured Credit Facility was amended to change the date of the additional $300 million commitment from beginning 12 months from the effective date to beginning 18 months from the effective date. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV assets and credit are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Investments at fair value (1)	$611,581	$244,084
Restricted cash	13,647	1,068
Interest receivable	5,498	1,102
Deferred financing costs	5,290	6,239
Prepaid expenses and other assets	99	121
Total assets	$636,115	$252,614
Liabilities
Debt	$371,818	$151,502
Interest payable	6,239	856
Accrued expenses and other liabilities	35	66
Total liabilities	$378,092	$152,424
(1)
Investments at fair value do not include certain revolving and delayed draw terms loans which are held at Jefferies Credit Partners BDC Inc.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the "Revolving Credit Facility"), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $50 million with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to an aggregate amount of $75 million. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Borrowings under the Revolving Credit Facility will bear interest at either term 1-Month SOFR plus 2.25% or the Prime Rate (as defined in the Revolving Credit Facility agreement) plus 1.70%. The Company will also pay a non-use fee of 0.50% on the average daily unused amount of the commitments under the Revolving Credit Facility.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

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

The following table summarizes the total shares issued and proceeds received for the three and nine months ended September 30, 2024 (in thousands, except share amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	4,962,797	$74,628	6,100,811	$91,628
Distributions reinvested	31,965	482	31,965	482
Total	4,994,762	$75,110	6,132,776	$92,110

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following table summarizes each month-end NAV per share during the nine months ended September 30, 2024:

For the Month Ended	NAV Per Share
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07
July 31, 2024	$15.10
August 31, 2024	$14.88
September 30, 2024	$15.00

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the nine months ended September 30, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
			$0.8505	$11,733

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three and nine months ended September 30, 2024, $0.5 million was reinvested by stockholders.

Share Repurchase Program

At the discretion of our Board of Directors, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s common shares in an amount up to 5% of the Company’s NAV, calculated as of the prior calendar quarter. The Board of Directors may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Directors suspend the share repurchase program, the Board of Directors will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the Common Shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

On October 1, 2024, the Company commenced its initial tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2024 that are tendered by shareholders by 5:00 p.m., Eastern Time, on October 29, 2024 and not withdrawn. No shareholders tendered by the deadline.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 (in thousands, except share and per share data):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net increase in net assets resulting from operations	$4,776	$14,633
Weighted average common stock outstanding	15,764,357	13,300,235
Net increase in net assets per share resulting from operations - basic and diluted	$0.30	$1.10

Diluted net increase in net assets per share resulting from operations is equal to basic net increase in net assets per share resulting from operations because there were no common stock equivalents outstanding during the period presented.

Note 9. Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2024 and December 31, 2023, the total unfunded commitments were $168.4 million and $42.5 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024 (in thousands, except share and per share data):

Nine Months Ended September 30, 2024
Per Share Data:
Net asset value at beginning of period	$14.75
Net investment income (1)	1.39
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.29)
Net increase (decrease) in net assets resulting from operations	15.85
Distributions declared (3)	(0.85)
Net asset value at end of period	$15.00

Total return based on net asset value (4)	7.5%
Shares outstanding, end of period	17,803,369
Weighted average shares outstanding	13,300,235

Ratio/Supplemental Data:
Net assets at end of period	$267,118
Annualized ratio of net expenses to average net assets (5)	9.8%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	14.7%
Annualized ratio of net investment income to average net assets (5)	12.1%
Portfolio turnover rate	0.0%
Asset coverage ratio, end of period	171.8%

Capital Commitments Data:
Capital commitments, end of period	$768,488
Funded capital commitments, end of period	$259,128
% of capital commitments funded	33.7%

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

The Company received $20.9 million ($13.0 million of which was received prior to September 30, 2024 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective after September 30, 2024.

On October 1, 2024, the Company commenced its initial tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2024 that are tendered by shareholders by 5:00 p.m., Eastern Time, on October 29, 2024 and not withdrawn. No shareholders tendered by the deadline. See Note 7 to the consolidated financial statements for additional information.

On October 15, 2024, the Company entered into a Revolving Credit Facility, by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders. See Note 6 to the consolidated financial statements for additional information.

On October 31, 2024, the Company’s Board of Directors declared a distribution of $0.5786 per share, which is payable on November 13, 2024 to shareholders of record as of October 31, 2024.

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

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investments, beginning of period	$352,812	$240,879
New investments purchased	272,085	385,867
Net accretion of discount on investments	504	1,254
Payment-in-kind interest and fees capitalized	397	601
Net realized gain on investments	—	—
Investments repaid	(3,241)	(6,044)
Total investments, end of period	$622,557	$622,557

Portfolio Companies at beginning of period	29	22
Number of new Portfolio Companies	15	22
Number of exited Portfolio Companies	—	—
Portfolio Companies at end of period	44	44

Our portfolio composition and weighted average yields as of September 30, 2024 and December 31, 2023 was as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	10.5%	12.0%
Weighted average yield on debt investments, at fair value (1)	10.5%	11.8%
Weighted average EBITDA (2)	$207	$209
Weighted average loan-to-value (“LTV”) (3)	38%	37%
Percentage of first lien secured debt portfolio investments, at fair value	99.9%	100%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100%

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

As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$14,972	$33,107
Net expenses	6,830	14,644
Net investment income	8,142	18,463
Net realized gain	—	—
Net change in unrealized depreciation	(3,366)	(3,830)
Net increase in net assets resulting from operations	$4,776	$14,633

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and began operations on December 4, 2023. Accordingly, there is no activity in the comparable period to September 30, 2024.

Investment Income

Investment income, was as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$14,273	$31,757
Payment-in-kind interest income	208	443
Other income	491	907
Total investment income	$14,972	$33,107

For the three and nine months ended September 30, 2024, total investment income was $15.0 million and $33.1 million, respectively, driven primarily by income earned on our investments. The size of our investment portfolio at fair value increased to $621.9 million at September 30, 2024 from $244.1 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest and other financing expenses	$6,557	$14,042
Management fees	723	1,843
Income-based incentive fees	1,018	2,308
Capital gains incentive fees	(340)	(398)
Other general and administrative expenses	1,509	4,696
Total expenses before fee waiver and expense support	9,467	22,491
Expense support	(1,525)	(4,831)
Management fees waived	(434)	(1,106)
Incentive fees waived	(678)	(1,910)
Net expenses	$6,830	$14,644

For the three and nine months ended September 30, 2024, net expenses were $6.8 million and $14.6 million, respectively, primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $6.6 million and $14.0 million, respectively, for the three and nine months ended September 30, 2024 was driven by $290.2 million and $193.1 million, respectively, of average borrowings under the Senior Secured Credit Facility.

Management fees

For the three and nine months ended September 30, 2024, management fees were $0.7 million and $1.8 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser has agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.4 million and $1.1 million, respectively for the three and nine months ended September 30, 2024.

Incentive fees

For the three and nine months ended September 30, 2024, total incentive fees were $0.7 million and $1.9 million, respectively. The Investment Adviser has agreed to waive the incentive fee for the first twelve-month period following the commencement of operations, which resulted in a waiver of $0.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2024.

Expense support

For the three and nine months ended September 30, 2024, the Company received $1.5 million and $4.8 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Non-controlled/non-affiliated investments
Net unrealized depreciation	$(3,366)	$(3,830)

For the three and nine months ended September 30, 2024, we recognized gross unrealized appreciation on investments of $1.8 million and $2.7 million, respectively, and gross unrealized depreciation on investments of $5.2 million and $6.6 million, respectively, resulting in net change in unrealized depreciation of $3.4 million and $3.8 million, respectively on investments.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common stock and debt offerings, the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales of liquid assets and receipt of investment principal and interest.

As of September 30, 2024, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $500 million that is committed to increase to $800 million on June 7, 2025. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Senior Secured Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC.

Debt

As of September 30, 2024, we had an aggregate principal amount of $371.8 million of debt outstanding under the Senior Secured Credit Facility. The Senior Secured Credit Facility matures on December 7, 2028, unless there is an earlier termination or an acceleration following an event of default.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the nine months ended September 30, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
			$0.8505	$11,733

The Company adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three and nine months ended September 30, 2024, $0.5 million was reinvested by stockholders.

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

Share Repurchase Program

At the discretion of our Board of Directors, the Company has commenced a share repurchase program in which it intends to repurchase the Company’s common shares in an amount up to 5% of the Company’s NAV, calculated as of the prior calendar quarter. The Board of Directors may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Directors suspend the share repurchase program, the Board of Directors will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the Common Shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

On October 1, 2024, the Company commenced its initial tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2024 that are tendered by shareholders by 5:00 p.m., Eastern Time, on October 29, 2024 and not withdrawn. No shareholders tendered by the deadline.

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

The following table summarizes the total shares issued and proceeds received for the three and nine months ended September 30, 2024 (in thousands, except share amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	4,962,797	$74,628	6,100,811	$91,628
Distributions reinvested	31,965	482	31,965	482
Total	4,994,762	$75,110	6,132,776	$92,110

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened litigation.

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

As of September 30, 2024, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$12,635	$(7,436)	$5,199
Up 100 basis points	6,318	(3,718)	2,600
Up 50 basis points	3,159	(1,859)	1,300
Down 50 basis points	(3,159)	1,859	(1,300)
Down 100 basis points	(6,318)	3,718	(2,600)
Down 200 basis points	(12,635)	7,436	(5,199)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended September 30, 2024 were previously disclosed in its Current Reports on Form 8-K.

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
10.2

Credit Agreement, dated as of October 15, 2024, by and among Jefferies Credit Partners BDC Inc., and CIBC Bank USA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2024).

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

Jefferies Credit Partners BDC Inc.

Date: November 13, 2024	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)