Form 10-K
period 2024-12-31
Jefferies Credit Partners BDC Inc.
filed 2025-03-25
CIK 1959604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

There is currently no established public market for the Registrant’s shares of common stock. As of March 24, 2025, the registrant had 26,662,544 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition results of operations and cash flows. Investing in our securities involves a high degree of risk. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

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

Federal Income Tax Risks

•
The Company will be subject to corporate-level U.S. federal income tax on all of its net income if it is unable to maintain regulated investment company (“RIC”) tax treatment under the Code.
•
The Company has elected to be treated and intends to operate in a manner so as to qualify each taxable year thereafter, as a RIC under the Code.
•
Tax laws are subject to changes which may adversely affect the Company.

Risks Relating to the Offering and to Our Common Stock

•
Investors in offerings after the initial closing could receive fewer shares of common stock than anticipated.
•
Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.
•
Investing in our common stock involves an above average degree of risk.

PART I

Item 1. Business.

Jefferies Credit Partners BDC Inc. is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and expects to qualify annually, as a RIC under Subchapter M of the Code.

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

Targeted loan investments are typically floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, upfront fees, call protection, prepayments and related fees. In the case of investments acquired in the secondary market, we may also generate return from the purchase discount to par. Our investments generally have stated terms of five to eight years, and the expected average life of our investments is generally three years. Our investments will consist primarily of funded senior secured term loans, though we may invest in unfunded commitments in the form of revolving credit facilities or delayed draw term loan facilities. The targeted size of each investment will vary with the size of our capital base and other factors as determined by the Investment Adviser. Our intention is generally to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our board of directors (the “Board” or the “Board of Directors”) in its sole discretion.

The Investment Adviser

Our investment activities are managed by the Investment Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), under an investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”). The Investment Adviser is an indirect subsidiary of JFIN, a Delaware limited liability company, and a registered investment adviser under the Advisers Act. JFIN is a joint venture between (i) Jefferies Financial Group (a publicly traded company and the parent company for Jefferies, a global securities and investment banking firm), and (ii) Massachusetts Mutual Life Insurance Company (“MassMutual”). The Investment Adviser, together with JFIN and its subsidiaries are referred to herein collectively as “Jefferies Finance.” Jefferies Financial Group, together with its subsidiaries, are referred to herein collectively as “Jefferies Financial Group” or “JFG.”

The Administrator

Alter Domus (US) LLC (the “Administrator”), serves as our administrator. The Administrator is responsible for providing various accounting and administrative services to us including accounting, legal, compliance, operations, technology and investor relations, and preparation of financial reports provided to the Company’s stockholders and filed with the Securities and Exchange Commission (“SEC”).

Market Opportunity

We believe there is an attractive market opportunity to provide debt financing to U.S. companies in the upper middle market, which refers to large companies with EBITDA greater than $75 million. We believe companies in the upper middle market exhibit characteristics that benefit investors, such as operational scale, product breadth, customer and supplier diversity, and geographic reach. We believe the market opportunity for financing solutions continues to be strong for the following reasons:

•
Private equity dry powder to invest. Ownership of U.S. domestic companies by private equity firms has grown considerably over time. We believe there is a large pool of un-invested private equity capital for middle-market businesses. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources such as us. Against this backdrop of anticipated ongoing private equity investment, we believe private credit is poised to continue its growth as an attractive financing alternative.
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

Potential Competitive Strengths

The Jefferies Platform and Sourcing Advantage: Our origination of new investment opportunities is differentiated by our Investment Adviser’s affiliation with Jefferies Financial Group and its U.S. investment banking subsidiary, Jefferies. Through relationships with private equity sponsors and corporate clients that have been developed across the platform, our Investment Adviser is positioned to select a portfolio of upper middle market loans with attractive risk adjusted returns. The relevance of the Jefferies platform to our sponsor partners creates access to deal flow that allows us to maintain a disciplined and highly selective investment underwriting process. Jefferies serves as a strategic partner to private equity firms and their portfolio companies. Through these client relationships that have been developed across the platform, and the related financing opportunities that may be generated, our Investment Adviser is well positioned to source new investment opportunities.

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

Strong, Long-Term Track Record: The Investment Adviser’s affiliate, Jefferies Finance, has been investing for over two decades in senior secured loans to sponsor owned companies.

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

Investment Selection and Process

The Investment Team

The Investment Adviser’s investment team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. As of December 31, 2024, the investment team is comprised of 56 professionals, all of whom are dedicated to investment selection, analysis and portfolio management. In addition, the Investment Adviser and its affiliates have risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Investment Approval

At the conclusion of the underwriting process, the Investment Committee will review the investment team’s recommendation. The Investment Committee may approve or decline each of the Investment Adviser’s investment opportunities. The unanimous approval of the Investment Committee, at which a quorum is present, is required to commit the Investment Adviser to an investment.

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

Investments

As of December 31, 2024, the fair value of our investments was approximately $778.4 million in 50 Portfolio Companies. All of our investments at December 31, 2024 were in senior secured first lien debt, common stock, and preferred stock of U.S. companies. We had outstanding commitments to fund senior secured first lien delayed draw terms loans and revolvers totaling $152.6 million. See Consolidated Schedule of Investments as of December 31, 2024, in our consolidated financial statements for more information on these investments.

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

Competition

Our primary competitors provide financing to companies in the upper middle market and include other BDCs, commercial and investment banks, commercial financing companies, alternative asset managers, private funds, including hedge funds, joint ventures involving a combination of any of the foregoing, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

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

We have established one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any such credit facilities will bear, interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure stockholders that we will be able to enter into a credit facility. Stockholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

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

Taxation as a Regulated Investment Company

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. To maintain our status as a RIC, we must, among other things:

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

We generally expect to distribute substantially all of our earnings on a monthly basis but will reinvest dividends on behalf of those investors who have affirmatively elected to participate in the distribution reinvestment plan. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our distribution reinvestment plan. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

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

Important Tax Information

During the year ended December 31, 2024, the Company designated 96.7% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code and designated 93.4% of the dividends paid from net investment company taxable income as Section 163(j) interest dividends.

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

Management Fee

The management fee is payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. For purposes of calculating the management fee, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”). For the first calendar quarter in which had operations, net assets was measured as the average of net assets at the initial closing and at the end of such first calendar quarter. Substantial additional fees and expenses may also be charged by our administrator. The Investment Adviser has voluntarily agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Investment Adviser has agreed to waive both components of the incentive fee from inception through December 31, 2024.

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

Administration Agreement

Under the terms of the administration agreement (the “Administration Agreement”) with the Administrator, the Administrator is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but not be limited to), accounting, legal, compliance, operations, technology and investor relations, and preparation of financial reports provided to the Company’s stockholders and filed with the SEC.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

At the discretion of our Board of Directors, the Company has commenced a share repurchase program (the “Share Repurchase Program”) in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s NAV calculated as of the prior calendar quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of such tender offer will be retired and thereafter will be authorized and unissued shares. The mechanics of our Share Repurchase Program may change in the future, due to decisions made by our Board or changes in applicable law or guidance from the staff of the SEC.

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

Valuation Procedures

The Board of Directors has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company's Board of Directors. Even though the Company's Board of Directors designated the Company's Investment Adviser as “Valuation Designee”, the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

The Company is a non-diversified, closed-end management investment company that has elected to be treated, and expects to qualify annually, as a BDC with a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a stockholder’s investment could decline substantially or become worthless. Further, the Investment Adviser has not previously offered a non-traded BDC. While we believe that the past professional experiences of the Investment Adviser’s investment team, including investment and financial experience of the Investment Adviser’s senior management, will increase the likelihood that the Investment Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

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

A number of entities compete with us to make the types of investments that we make in companies in the upper middle market. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the rules and regulations thereunder, imposes on us as a BDC and that the Code will impose on us as a RIC.

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

General economic conditions could adversely affect the performance of our investments and operations.

We and our Portfolio Companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward.

Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. For example, in the United States, the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Additionally, certain of our Portfolio Companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening our employees’ well-being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of collateral securing our senior secured debt in 2024 and may continue to impact such collateral in 2025. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our Portfolio Companies have a commercial relationship could adversely affect, among other things, our and/or our Portfolio Companies’ ability to pursue key strategic initiatives, including by affecting our or our Portfolio Company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a Portfolio Company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the Portfolio Company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with the Company, which in turn may result in fewer co-investment opportunities being made available to the Company or impact the Company’s ability to provide additional follow-on support to Portfolio Companies. The ability of the Company, its subsidiaries and Portfolio Companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code. To qualify, and maintain our status as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments.

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

We operate as a “limited derivatives user” for purposes of the derivatives transactions exemption in Rule 18f-4. To qualify as a limited derivatives user, our “derivatives exposure” is limited to 10% of our net assets subject to exclusions for certain currency or interest rate hedging transactions (as calculated in accordance with Rule 18f-4). Unless we qualify as a “limited derivatives user” as defined in Rule 18f-4, the rule would, among other things, require us to establish a comprehensive derivatives risk management program, to comply with certain value-at-risk based leverage limits, to appoint a derivatives risk manager and to provide additional disclosure both publicly and to the SEC regarding our derivatives positions. There is no guarantee that we will meet or continue to meet such qualifications, and, as a result, there is a risk that we may become subject to more onerous requirements under Rule 18f-4 than currently intended.

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

We and our Portfolio Companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our Portfolio Companies to comply with these laws or regulations, could require changes to certain of our or our Portfolio Companies’ business practices, negatively impact our or our Portfolio Companies’ operations, cash flows or financial condition, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns, and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

In recent years, there has been increased legislative and regulatory activity impacting the financial services industry. The increased scrutiny of the industry in which we operate may negatively impact the operations, cash flows or financial condition of us and our Portfolio Companies, impose additional costs on us and our Portfolio Companies, intensify the regulatory supervision of us and our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. We cannot predict at this time whether and the extent to which the current U.S.

presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue an aggressive regulatory agenda that will impact our operations and investment strategy.

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

Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.

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

Trade negotiations and related government actions may create regulatory uncertainty for our Portfolio Companies and our investment strategies and adversely affect the profitability of our Portfolio Companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies and adversely affect the revenues and profitability of Portfolio Companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

The Company may enter into individual Stockholder Agreements that result in different investment terms then provided in the organizational documents.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our ability to make investments, the value of our investments and our ability to realize gains from the disposition of investments and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. In the event of a sharply rising interest rate environment, such as during 2022 and 2023, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, in general, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

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

Federal Income Tax Risks

The Company will be subject to corporate-level US federal income tax on all of its net income if it is unable to maintain RIC tax treatment under the Code.

The Company has elected to be treated and intends to operate in a manner so as to qualify each taxable year thereafter, as a RIC under the Code.

As such, the Company must satisfy, among other requirements, certain ongoing asset diversification, source-of-income and annual distribution requirements. The Company may have difficulty complying with these requirements. In particular, to the extent that the Company holds equity investments in entities that are treated as partnerships or other pass-through entities for US federal income tax purposes, it may not have control over, or receive accurate information about, the underlying income and assets of those entities that are taken into account in determining its compliance with the aforementioned ongoing requirements. If the Company fails to qualify as a RIC it will become subject to corporate-level US federal income tax on all of its net income, and the resulting corporate taxes could substantially reduce the Company’s net assets, the amount of income available for distributions to shareholders, the amount of distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on the Company and shareholders. See “Material US Federal Income Tax Considerations—Failure to Qualify as a Regulated Investment Company.”

If, before the end of any quarter of its taxable year, the Company believes that it may fail to meet the ongoing asset diversification requirements (as further described in “Material US Federal Income Tax Considerations—Qualification as a Regulated Investment Company”), the Company may seek to take certain actions to avert such a failure. However, the action frequently taken by RICs to avert such a failure—the disposition of non-diversified assets—may be difficult to pursue because of the limited liquidity of the Company’s investments. While relevant tax provisions afford a RIC a 30-day period after the end of the relevant quarter in which to cure a diversification failure by disposing of non-diversified assets, the constraints on the Company’s ability to effect a sale of an investment may limit the Company’s use of this cure period. In certain cases, the Company may be afforded a longer cure period under applicable savings provisions, but the Company may be subject to a penalty tax in connection with its use of those savings provisions.

The Company may hold investments, either directly or indirectly, that require income to be included in investment company taxable income in a year prior to the year in which the Company (or an underlying entity) actually receives a corresponding amount of cash in respect of such income. The Company may be required to make a distribution to shareholders in order to satisfy the annual distribution requirement, even though it will not have received any corresponding cash amount. As a result, the Company may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. The Company may have to sell some of its investments at times and/or at prices the Adviser would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level US federal income tax on all of its net income.

In order to comply with the RIC rules or for other reasons, the Company may structure its investments in a way that could increase the taxes imposed thereon or in respect thereof. For example, the Company may be required to hold such investments through a US or non-US corporation (or other entity treated as such for US federal income tax purposes), and the Company would indirectly bear any US or non-US taxes imposed on such corporation. The Company may also be unable to make investments that it would otherwise determine to make as a result of the desire to qualify as a RIC.

Tax laws are subject to changes which may adversely affect the Company.

It is possible that the current US federal, state, local or non-US income tax treatment accorded an investment in the Company will be modified by legislative, administrative, or judicial action in the future, possibly with retroactive effect. The nature of changes in tax law, if any, cannot be determined prior to enactment of any new tax legislation. However, such legislation could significantly alter the tax consequences and decrease the after-tax rate of return of an investment in the Company. Potential investors therefore should seek, and must rely on, the advice of their own tax advisers with respect to the possible impact on their investments of recent legislation, as well as any future proposed tax legislation or administrative or judicial action.

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

Stockholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock if the investor opts in to the plan. As a result, stockholders that do not elect to participate in our distribution reinvestment plan may experience dilution over time. Stockholders who do not elect to participate in distribution reinvestment plan may experience accretion to the NAV of their shares if our shares are trading at a premium to our NAV and dilution if our shares are trading at a discount to our NAV. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to stockholders.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes- Oxley Act may adversely affect us.

Commencing with this report, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to continue to evaluate and disclose changes in our internal control over financial reporting. However, the Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal control over financial reporting until the date that we are no longer classified as an emerging growth company under the JOBS Act and also cease to be a non-accelerated filer. For so long as our common stock is not traded on a securities exchange, we will remain a non-accelerated filer, and we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even if we cease to be an emerging growth company. If we are not able to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, our operations, financial reporting or financial results could be adversely affected.

You will have limited opportunities to sell your common stock and, to the extent you are able to sell your common stock, you may not be able to recover the amount of your investment in our common stock.

We have commenced the Share Repurchase Program in which we intend to repurchase, in each quarter, up to 5% of the Company’s NAV calculated as of the prior calendar quarter. Any such share repurchase offer will be at the discretion of our Board of Directors and subject to applicable law and that such repurchases do not give rise to adverse tax, ERISA or other regulatory consequences to us or our stockholders. Additionally, if we determine to make one or more repurchase offers, such offers are expected to include numerous restrictions that limit your ability to sell your shares of common stock pursuant to such offers. We expect to limit the number of shares of common stock repurchased pursuant to any share repurchase offer to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors).

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

JFG’s Chief Information Security Officer (“CISO”) and his Global Information Security team (“GIS”) oversee JFG’s cybersecurity program and exercise overall responsibility for the strategic vision, design, development and implementation of, and adherence to, the program’s protocols. The comprehensive program includes policies and procedures designed to protect JFG systems, operations, and the data entrusted to it, from anticipated threats or hazards. The program applies seven layers of controls: governance, identification, protection, detection, response, recovery, and third-party vendor management. The CISO reviews the cybersecurity framework annually as well as on an event-driven basis, as necessary, and reviews the scope of cybersecurity measures periodically, including to accommodate changes in business practices that may implicate security-related issues. Protective measures, where appropriate, include, but are not limited to, physical and digital access controls, software security and patch management, identity verification, mobile device management, data loss prevention solutions, employee cybersecurity awareness communications and best practices training programs, security baselines and tools to detect and report anomalous activity, service provider risk assessments, network monitoring, hardware and software, and data erasure and media disposal. Measures, policies and standards are aligned with industry-leading frameworks, such as those promulgated by the International Organization for Standardization and the National Institute of Standards and Technology (“NIST”).

JFG tests its cybersecurity defenses regularly through automated vulnerability scanning to identify and remediate critical vulnerabilities. In addition, an independent vendor conducts annual penetration tests to validate its external security posture. For certain JFG businesses, JFG also conducts cyber incident tabletop exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Tabletop exercises are conducted by JFG’s IT Risk team in collaboration with outside service providers as appropriate and members of JFG’s senior management and Legal and Compliance teams. Learnings from these tabletop exercises and any events that JFG experiences are reviewed, discussed, and incorporated into its cybersecurity risk management processes as appropriate.

In addition to JFG’s internal exercises to test aspects of its cybersecurity program, JFG annually engages an independent third party to assess information system risks and the maturity of our cyber security program. The independent third party assesses the cybersecurity program against the Cyber Risk Institute Cyber Profile, a financial sector-focused framework based on the NIST Cybersecurity Framework, the results of which are reported to the JFG Board of Directors (the “JFG Board”) and inform JFG’s program.

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

JFG employs a process designed to periodically assess the cybersecurity risks associated with the engagement of third-party vendors and service providers. This assessment is conducted on the basis of, among other factors, the types of products or services provided and the extent and type of data accessed or processed by the third party.

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

The JFG Board’s Risk and Liquidity Oversight Committee oversees JFG’s enterprise risk management. Oversight includes reviewing and approving annually JFG’s risk management framework and overarching risk appetite statements; reviewing JFG’s technology, cybersecurity and privacy risk, legal and regulatory risk, and reputational risk, among other JFG major risk exposures; reviewing the steps management has taken to monitor and control such exposures; and reviewing JFG’s capital, liquidity and funding against established risk methodologies. The CISO keeps the JFG Board informed about JFG’s security posture and cybersecurity maturity program on a regular basis, providing updates about cybersecurity events, significant incidents, and new initiatives.

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

Share Issuances

The offering consists of one class of shares of our common stock, which will be made on a continuous basis in transactions exempt from registration under the Securities Act under Regulation D and Regulation S. For additional information, see “Item 1. Business — Private Offering.” As of March 24, 2025, there were 217 holders of record of our common stock.

We will determine our NAV for shares each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of total assets minus liabilities by the total number of shares of our common stock outstanding at the date as of which the determination is made. The following table presents our monthly NAV per share for the period from December 4, 2023 (inception) to December 31, 2023 and for the year ended December 31, 2024:

For the Month Ended	NAV Per Share
December 31, 2023	$14.75
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07
July 31, 2024	$15.10
August 31, 2024	$14.88
September 30, 2024	$15.00
October 31, 2024	$14.63
November 30, 2024	$14.63
December 31, 2024	$14.60

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the year ended December 31, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

There were no distributions declared and payable for the period from December 4, 2023 (inception) to December 31, 2023.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

A shareholder may elect to have net investment income dividends and capital gains distributions reinvested in common stock of the Company.

The number of shares to be issued to a stockholder under the distribution reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the NAV per share of common stock, as of the last day of our calendar month immediately preceding the date such distribution was declared. We intend to use newly issued shares to implement the plan.

There will be no brokerage charges or other charges to stockholders who participate in the plan.

The plan will be terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to any record date for the payment of any distribution by us.

Of the total distributions paid during the year ended December 31, 2024, $1.7 million was reinvested by stockholders.

Share Repurchase Program

We maintain a Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of the Company’s NAV calculated as of the prior calendar quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by us pursuant to the terms of such tender offer will be retired and thereafter will be authorized and unissued shares. The mechanics of our Share Repurchase Program may change in the future, due to decisions made by our Board or changes in applicable law or guidance from the staff of the SEC.

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

No share repurchases were completed during the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act. Formed as a Maryland corporation on August 10, 2022, we are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as investment adviser with the SEC. We have elected to be treated, and expect to qualify annually thereafter, as a RIC under the Code.

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

Revenues

We generate revenues in the form of interest income from the debt securities we hold. We also generate revenue from dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Prior to the commencement of operations on December 7, 2023, our Investment Adviser and its affiliates bore all organization and offering expenses in connection with our formation of us and the initial closing of the private offering. We will reimburse the Investment Adviser for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $4.0 million in connection with our formation and the initial closing of the private offering, and the Investment Adviser agreed to bear all such organization and offering expenses that were incurred prior to the commencement of operations in excess of $4.0 million. In all cases, placement or similar fees incurred in connection with the sales of our common stock are not considered organization or offering costs and will be borne by our Investment Adviser and its affiliates. Following the commencement of operations, we are responsible for all organization and offering expenses. Organization and offering costs incurred prior to the commencement of operations totaled $3.6 million which were reimbursed to the Investment Adviser during the year ended December 31, 2024.

Upon commencement of operations, organization expenses incurred were expensed, and our initial offering costs (other than the organization expenses) were amortized over a twelve-month period beginning with the commencement of our operations.

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

Portfolio and Investment Activity

Our portfolio and investment activity is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Total investments, beginning of period	$240,879	$—
New investments purchased (1)	552,508	252,621
Net accretion of discount on investments (1)	7,820	97
Payment-in-kind interest and fees capitalized	990	—
Net realized gain (loss) on investments	(5,458)	592
Investments repaid (1)	(23,670)	(12,431)
Total investments, end of period	$773,069	$240,879

Portfolio Companies at beginning of period	22	—
Number of new Portfolio Companies (2)	28	25
Number of exited Portfolio Companies (2)	—	(3)
Portfolio Companies at end of period	50	22

(1)
Includes reorganizations and restructuring of investments.
(2)
For the year ended December 31, 2024, there were no portfolio companies that repaid loans in full. For the period from December 4, 2023 (inception) to December 31, 2023, two portfolio companies repaid loans in full between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023. See Note 3 to the consolidated financial statements for additional information.

Our portfolio composition and weighted average yields as of December 31, 2024 and December 31, 2023 were as follows (dollars in millions):

	December 31, 2024	December 31, 2023
Weighted average yield on debt investments, at amortized cost (1)	10.0%	12.0%
Weighted average yield on debt investments, at fair value (1)	9.9%	11.8%
Weighted average EBITDA (2)	$208	$209
Weighted average loan-to-value (“LTV”) (3)	39%	37%
Percentage of first lien secured debt portfolio investments, at fair value	98.9%	100%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100%

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

As of December 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

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

Results of Operations

Operating results for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was as follows (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Total investment income	$52,576	$2,108
Net expenses	23,356	1,275
Net investment income	29,220	833
Net realized gain (loss)	(5,458)	592
Net change in unrealized appreciation	2,120	3,182
Net increase in net assets resulting from operations	$25,882	$4,607

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments on December 4, 2023. Accordingly, there is not a comparable period to the year ended December 31, 2024.

Investment Income

Investment income, was as follows (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Interest income	$50,461	$2,078
Payment-in-kind interest income	832	—
Other income	1,283	30
Total investment income	$52,576	$2,108

For the year ended December 31, 2024, and for period from December 4, 2023 (inception) to December 31, 2023, total investment income was $52.6 million and $2.1 million, respectively, driven primarily by income earned on our investments and our deployment of capital. The size of our investment portfolio at fair value increased to $778.4 million at December 31, 2024 from $244.1 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Interest and other financing expenses	$22,361	$1,049
Management fees	2,823	128
Income-based incentive fees	3,652	104
Capital gains incentive fees	(398)	472
Organization costs	—	1,805
Other general and administrative expenses	6,373	885
Total expenses before fee waiver and expense support	34,811	4,443
Expense support	(6,507)	(2,515)
Management fees waived	(1,694)	(77)
Incentive fees waived	(3,254)	(576)
Net expenses	$23,356	$1,275

For the year ended December 31, 2024, and for the period from December 4, 2023 (inception) to December 31, 2023, net expenses were $23.4 million and $1.3 million, respectively, primarily attributable to interest and other financing expenses and the recognition of initial organization costs, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $22.4 million and $1.0 million, respectively, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was driven by $248.8 million and $138.8 million, respectively, of average borrowings under the credit facilities and bridge loan financing.

Management fees

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, management fees were $2.8 million and $0.1 million, respectively. Management fees are incurred at an annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024, which resulted in a waiver of $1.7 million and $0.1 million, respectively, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Incentive fees

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, total incentive fees were $3.3 million and $0.6 million, respectively. The Investment Adviser agreed to waive the incentive fee from inception through December 31, 2024, which resulted in a waiver of $3.3 million and $0.6 million, respectively, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Organization costs

Organization costs include expenses incurred in our initial formation. Organization costs of $1.8 million were expensed upon the initial closing on December 7, 2023.

Expense support

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company received $6.5 million and $2.5 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Non-controlled/non-affiliated investments
Net realized gains (losses)	$(5,458)	$592

For the year ended December 31, 2024, we recognized no gross realized gains on investments and recognized gross realized losses of $5.5 million on investments, resulting in net realized losses on investments of $5.5 million. The net realized loss on investments was comprised of a $5.5 million loss on the restructuring of one investment which was primarily reclassified from unrealized appreciation (depreciation) on investments during the year ended December 31, 2024. For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross realized gains of $0.6 million and no gross realized losses, resulting in net realized gains on investments of $0.6 million.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Non-controlled/non-affiliated investments
Net unrealized appreciation	$2,120	$3,182

For the year ended December 31, 2024, we recognized gross unrealized appreciation on investments of $5.6 million and gross unrealized depreciation on investments of $3.5 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $2.1 million on investments. For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross unrealized appreciation on investments of $3.4 million and gross unrealized depreciation on investments of $0.2 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $3.2 million on investments through our first period of operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common stock and debt offerings, our credit facilities (as discussed in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales of liquid assets and receipt of investment principal and interest.

As of December 31, 2024, we had a Senior Secured Credit Facility with a maximum available amount of $600 million that is committed to increase to $800 million on March 1, 2026 and a Revolving Credit Facility with a maximum available amount of $75 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on our Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC (the “SPV”).

Debt

As of December 31, 2024, we had an aggregate principal amount of $438.5 million of debt outstanding under our credit facilities. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the year ended December 31, 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

There were no distributions declared and payable for the period from December 4, 2023 (inception) to December 31, 2023.

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution.

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

Share Repurchase Program

At the discretion of our Board of Directors, we have commenced a share repurchase program to repurchase the Company’s common shares in an amount up to 5% of the Company’s NAV calculated as of the prior calendar quarter. The Company intends to commence a share repurchase program in which it has the ability to repurchase the Company’s common stock outstanding as of the close of the previous calendar quarter. The Board of Directors may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Should the Board of Directors suspend the share repurchase program, the Board of Directors will consider whether the continued suspension of the program is in the best interests of the Company and shareholders on a quarterly basis. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the Investment Company Act. All shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table summarizes the total shares issued and proceeds received for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share amounts):

	Year Ended December 31, 2024		For the period from December 4, 2023 (inception) to December 31, 2023
	Shares	Amount	Shares	Amount
Proceeds from shares sold	12,628,762	$187,468	11,380,494	$167,500
Forward stock split (1)	—	—	290,000	—
Distributions reinvested	113,803	1,710	—	—
Total	12,742,565	$189,178	11,670,494	$167,500
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

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management is not aware of any pending or threatened litigation.

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

Recent Developments

See Note 13 to the consolidated financial statements for a summary of recent developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of elevated interest rates in response to inflation, U.S. and international trade policies and significant volatility in the financial markets due to the Russian/Ukraine and Middle East conflicts, has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

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

As of December 31, 2024, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$15,492	$(8,770)	$6,722
Up 100 basis points	7,746	(4,385)	3,361
Up 50 basis points	3,873	(2,193)	1,680
Down 50 basis points	(3,873)	2,193	(1,680)
Down 100 basis points	(7,746)	4,385	(3,361)
Down 200 basis points	(15,492)	8,770	(6,722)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Jefferies Credit Partners BDC Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Jefferies Credit Partners BDC Inc. (the "Company"), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 25, 2025

We have served as the Company's auditor since 2023.

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $773,069 and $240,879, at December 31, 2024 and December 31, 2023, respectively)	$778,371	$244,061
Cash and cash equivalents	7,995	71,898
Restricted cash	16,114	1,068
Interest receivable	4,740	1,179
Deferred financing costs	7,630	6,566
Deferred offering costs	113	1,703
Due from Investment Adviser	516	2,515
Prepaid expenses and other assets	342	415
Total assets	$815,821	$329,405
Liabilities
Debt	$438,518	$151,502
Subscriptions received in advance	7,087	—
Distributions payable	4,860	—
Interest payable	7,485	856
Management fees payable	392	51
Due to Investment Adviser	—	3,849
Accrued expenses and other liabilities	1,098	1,039
Total liabilities	$459,440	$157,297
Commitments and contingencies (Note 9)
Total net assets	$356,381	$172,108
Net Assets
Common shares, par value $0.001 (24,413,159 and 11,670,594, shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively)	$24	$12
Additional paid-in capital	356,611	167,426
Accumulated distributable earnings	(254)	4,670
Total net assets	$356,381	$172,108

Net Asset Value Per Share
Net assets	$356,381	$172,108
Common shares outstanding ($0.001 par value, 1,000,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively)	24,413,159	11,670,594
Net asset value per share	$14.60	$14.75

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations

(In thousands, except share and per share data)

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Investment Income
Non-controlled/non-affiliated investments
Interest income	$50,461	$2,078
Payment-in-kind interest income	832	—
Other income	1,283	30
Total investment income	52,576	2,108
Operating Expenses
Interest and other financing expenses	22,361	1,049
Management fees	2,823	128
Income-based incentive fees	3,652	104
Capital gains incentive fees	(398)	472
Organization costs	—	1,805
Other general and administrative expenses	6,373	885
Total expenses before fee waiver and expense support	34,811	4,443
Expense support	(6,507)	(2,515)
Management fees waived	(1,694)	(77)
Incentive fees waived	(3,254)	(576)
Net expenses	23,356	1,275
Net investment income	29,220	833
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	(5,458)	592
Net realized gain (loss)	(5,458)	592
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,120	3,182
Net change in unrealized appreciation	2,120	3,182
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(3,338)	3,774
Net Increase in Net Assets Resulting from Operations	$25,882	$4,607
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$1.72	$0.55
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	15,056,664	8,309,534

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets

(In thousands, except share and per share data)

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$29,220	$833
Net realized gains (losses) in investments	(5,458)	592
Net change in unrealized appreciation (depreciation)	2,120	3,182
Net increase in net assets resulting from operations	25,882	4,607

Distributions to Shareholders
Distributions declared	(30,787)	—
Net decrease in net assets resulting from distributions to shareholders	(30,787)	—

Capital Share Transactions
Issuance of common shares	187,468	167,500
Distributions reinvested	1,710	—
Net increase in net assets resulting from share transactions	189,178	167,500

Net Assets
Total increase in net assets during the period	184,273	172,107
Net Assets, beginning of period	172,108	1
Net Assets at End of Period	$356,381	$172,108

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Operating Activities
Net increase in net assets resulting from operations	$25,882	$4,607
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gains (losses) on investments	5,458	(592)
Net change in unrealized appreciation on investments	(2,120)	(3,182)
Net accretion of discount and amortization of premium	(2,362)	(97)
Amortization of deferred financing costs	1,393	86
Amortization of offering costs	1,824	125
Payment-in-kind interest and fees capitalized	(990)	—
Purchase of investments	(540,638)	(252,621)
Proceeds from sale of investments and principal repayments	7,585	12,431
Changes in assets and liabilities:
Interest receivable	(4,804)	(1,179)
Due from Investment Adviser	1,999	(2,515)
Prepaid expenses and other assets	73	(415)
Management fees payable	341	51
Interest payable	6,629	856
Due to Investment Adviser	(2,021)	2,021
Accrued expenses and other liabilities	355	660
Net Cash Used in Operating Activities	(501,396)	(239,764)
Financing Activities
Borrowings on debt	426,266	327,294
Repayments on debt	(139,250)	(175,792)
Financing costs paid and deferred	(2,767)	(6,273)
Subscriptions received in advance	7,087
Proceeds from issuance of common shares	187,467	167,500
Distributions paid to shareholders	(24,216)	—
Offering costs paid and deferred	(2,048)	—
Net Cash Provided by Financing Activities	452,539	312,729
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	(48,857)	72,965
Cash and cash equivalents and restricted cash, beginning of period	72,966	1
Cash and cash equivalents and restricted cash, end of period	$24,109	$72,966

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$14,338	$107
Cash paid for taxes	$56	$—
Accrued but unpaid offering costs	$14	$1,828
Accrued but unpaid debt financing costs	$69	$379
Distributions payable	$4,860	$—
Distributions reinvested in common shares	$1,710	$—
Non-cash purchases of investments in restructuring	$(11,870)	$—
Non-cash sales/paydowns of investments in restructuring	$16,085	$—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$7,995	$71,898
Restricted cash	16,114	1,068
Cash and cash equivalents and restricted cash	$24,109	$72,966

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	$11,670	$11,473	$11,583		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(7)	(14)		9
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	3,654	3,438	3,654		7
					14,904	15,223	4.3%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	7,038	6,800	6,968		7
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	2,920	2,807	2,891		7
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	4,588	4,331	4,542		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,229	2,064	2,206		6
					16,002	16,607	4.7%
Commercial Services & Supplies
Geo TopCo Corporation	First Lien Term Loan	S + 4.75%	10/15/2031	18,407	18,226	18,222		7
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	10/15/2031	—	(33)	(68)		9
Geo TopCo Corporation	First Lien Revolver	S + 4.75%	10/15/2031	120	117	117		7,9
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,510	5,458	5,510		6
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	382	373	382		9,11
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(3)	—		9
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	494	484	484		7
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(3)		9
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	6	5	5		6,9
					24,626	24,649	6.9%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.00%	5/23/2030	16,275	16,050	16,031		7
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/23/2030	461	425	390		7,9
Any Hour LLC	First Lien Revolver	S + 5.00%	5/23/2030	169	164	164		7,9
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	21,924	21,815	21,814		7
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	762	749	762
					39,203	39,161	11.0%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	13,274	13,146	13,141		7
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,309	5,258	5,256		7
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(32)	(66)		9
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(4)	(4)		9
Wildcat Topco, Inc	First Lien Term Loan	S + 5.00%	11/17/2031	15,276	15,125	15,123		6
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(13)	(27)		9
Wildcat Topco, Inc	First Lien Revolver	S + 5.00%	11/17/2031	—	(4)	(4)		9
					33,476	33,419	9.4%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,030	2,006	2,009		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,807	4,752	4,759		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,383	6,284	6,319		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,478	7,350	7,403		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,187	3,156	3,155		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(2)	(4)		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	—	(3)	(3)		9
Qnnect, LLC	First Lien Term Loan	S + 5.25%	11/2/2029	2,895	2,820	2,866		5
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	11/2/2029	359	291	333		5,9
Qnnect, LLC	First Lien Term Loan	S + 5.25%	11/2/2029	2,892	2,864	2,863		7
					29,518	29,700	8.3%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	$1,260	$1,228	$1,260		7
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	21,617	21,521	21,617		7
					22,749	22,877	6.4%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	15,120	14,674	15,083		6
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	3,315	3,262	3,304		6,9
					17,936	18,387	5.2%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	19,203	18,929	19,107		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	239	213	222		6,9
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(5)	(2)		9
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,238	4,217	4,217		6
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	25,012	24,732	24,761		5
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(26)	(38)		9
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	315	310	312		5,9
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	13,933	13,704	13,933		5
The GI Alliance Management, LLC	First Lien Term Loan	S + 5.50%	9/15/2028	2,126	2,108	2,126		7
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/15/2028	2,037	1,943	2,037		5,9
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,041	21,647	21,269		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(25)	(102)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(6)	(12)		9
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	—	(83)	—		9
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	7,206	7,137	7,206		7
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(3)	—		9
					94,792	95,036	26.7%
Health Care Technology
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	18,005	17,736	17,735		7
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(5)	(5)		9
Healthedge Software, Inc	First Lien Term Loan	S + 4.75%	7/16/2031	6,872	6,806	6,872		6
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	S + 4.75%	7/16/2031	3,032	3,002	3,031		6
Healthedge Software, Inc	First Lien Revolver	S + 4.75%	7/16/2031	—	(3)	—		9
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,650	13,520	13,514		7
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	801	793	761		7,9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(19)	(40)		9
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(4)	(4)		9
					41,826	41,864	11.7%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	13,025	12,906	13,025		7
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	289	222	289		7,9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	245	242	245		7
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	29	26	29		7,9
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	10,211	9,937	10,201		6
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	3,820	3,745	3,820		6,9
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	13,637	13,510	13,637		7
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(36)	—		9
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(3)	—		9
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	25,731	25,674	25,731		7
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(3)	—		9
					66,220	66,977	18.8%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	$12,759	$12,487	$12,632		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,146	3,079	3,115		7
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	6/15/2029	9,909	9,733	9,804		7,9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	20,254	20,059	20,254		7
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	—	(23)	—		9
Victors Purchaser, LLC	First Lien Revolver	C + 4.75%	8/15/2031	53	50	53		8,9
					45,385	45,858	12.9%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	25,096	24,974	25,096		6
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	—		9
					24,971	25,096	7.0%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.25%	10/26/2027	16,129	15,989	16,089		6
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/26/2027	—	(27)	(16)		9
Harvey Tool Company, LLC	First Lien Revolver	S + 5.25%	10/26/2027	—	(3)	(1)		9
					15,959	16,072	4.5%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	18,004	17,647	17,644		6
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(7)	(7)		9
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Term Loan	S + 4.75%	11/18/2031	8,844	8,756	8,755		7
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	S + 4.75%	11/18/2031	—	(22)	(45)		9
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	S + 4.75%	11/18/2031	30	28	28		7,9
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.25%	11/16/2027	15,306	14,832	15,306		5
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	11/16/2027	1,016	985	1,016		5
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	13,428	13,298	13,294		6
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(11)	(23)		9
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(4)	(4)		9
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,494	1,454	1,494		6
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(18)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	15,105	14,887	14,954		7
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(2)	(2)		9
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.00%	12/1/2028	15,902	15,543	15,902		7
					87,366	88,312	24.8%
See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Aptean, Inc.	First Lien Term Loan	S + 5.00%	1/30/2031	$11,410	$11,307	$11,410		7
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	1/30/2031	186	182	186		7,9
Aptean, Inc.	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,383	21,192	21,383		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,409	1,384	1,410		6,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		9
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	16,501	16,344	16,501		6
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	—	(22)	—		9
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	—		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	16,908	16,687	16,909		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(5)	—		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	10	6	10		6,9
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,164	5,142	5,164		7
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	567	561	567		7,9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	—	(1)	—		9
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,456	18,912	19,407		7
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	26	26	23		7,9
Rally Buyer, Inc.	First Lien Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	12,398	12,250	11,841		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	2,834	2,794	2,707		7
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00% (includes 3.00% PIK)	9/30/2031	23,600	23,372	23,364		7
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		9
					130,118	130,878	36.7%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,712	22,305	22,712		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,603	1,523	1,603		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	87	81	87		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	19,976	19,933	19,976		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,814	13,947		12
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	1,224	1,196	1,224		5,9
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		9
					58,848	59,549	16.7%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)					763,899	769,665	216.0%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2024

(In thousands, except share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	$735	$706
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	8,000
Total non-controlled-non-affiliated Portfolio Company equity investments					9,170	8,706	2.4%
Total non-controlled-non-affiliated Portfolio Company investments					$773,069	$778,371	218.4%
(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Canadian Overnight Repo Rate Average (“CORRA” or “C”), Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR and CORRA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the Company's investments were non-controlled, non-affiliated.
(5)
The interest rate on these loans is subject to 6-month SOFR, which as of December 31, 2024 was 4.25%.
(6)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2024 was 4.33%.
(7)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2024 was 4.31%.
(8)
The interest rate on these loans is subject to 3-month CORRA, which as of December 31, 2024 was 3.15%.
(9)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See the following table for more information on the Company's unfunded commitments.
(10)
All funded debt investments are income producing. As of December 31, 2024, there were no investments on non-accrual.
(11)
The interest rate on $0.3 million of principal loans is subject to 1-month SOFR, which as of December 31, 2024 was 4.33% and the interest rate on $0.1 million of principal loans is subject to 3-month SOFR, which as of December 31, 2024 was 4.31%.
(12)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of December 31, 2024 was 4.33% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of December 31, 2024 was 4.25%.
(13)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2024

(In thousands, except share and per share data)

The following table is a listing of the Company’s unfunded commitments as of December 31, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$3,252	$(16)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	355	(2)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(65)
Any Hour LLC	First Lien Revolver	5/23/2030	183	(3)
Aptean, Inc.	First Lien Delayed Draw Term Loan	1/30/2026	522	—
Aptean, Inc.	First Lien Revolver	1/30/2031	348	—
AVSC Holding Corp.	First Lien Revolver	12/5/2029	360	(7)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	2,913	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	261	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,028	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	(14)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	4,486	(45)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	210	(2)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	4,660	—
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	3,811	(38)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	45	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	414	(4)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	350	(3)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	(23)
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	(4)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	337	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,351	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	15,746	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	319	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	6,817	(68)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	240	(2)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	6,938	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,989	—
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	352	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	(16)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	(1)
Healthedge Software, Inc	First Lien Revolver	7/16/2031	361	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	9,374	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	1,138	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	(2)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	8,008	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	3,212	(32)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	4,015	(40)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(4)
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	1,450	(4)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	155	(3)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	66	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	1,108	(3)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(102)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(12)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	18,014	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,410	—
Qnnect, LLC	First Lien Delayed Draw Term Loan	5/2/2025	2,253	(23)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	521	(5)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	(4)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	6,637	(66)
Trystar, LLC	First Lien Revolver	9/10/2031	360	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	3,425	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	4,823	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	304	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	(27)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	360	(3)
Total Unfunded Portfolio Company Commitments			$152,628	$(653)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (10)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.75%	11/12/2027	$1,498	$1,410	$1,498		6
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/12/2027	1,287	1,211	1,287		6
Seko Global Logistics Network, LLC	First Lien Term Loan	S + 5.00%	12/30/2026	1,352	1,299	1,305		5
Seko Global Logistics Network, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	12/30/2026	14,614	14,042	14,103		5
				18,751	17,962	18,193	10.6%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 7.00%	9/1/2029	5,840	5,579	5,650		6
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 7.00%	9/1/2029	2,671	2,486	2,537		6,9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	3,351	3,053	3,134		6
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,251	2,051	2,105		6
				14,113	13,169	13,426	7.8%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	2,050	2,020	2,009		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	4,856	4,784	4,759		7
Dwyer Instruments, LLC	First Lien Term Loan	S + 5.75%	7/21/2027	6,415	6,287	6,286		7
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	7/21/2027	—	(74)	(150)		9
Qnnect, LLC	First Lien Term Loan	S + 7.00%	11/2/2029	2,925	2,838	2,910		7
Qnnect, LLC	First Lien Delayed Draw Term Loan	S + 7.00%	11/2/2029	363	116	322		7,9
				16,609	15,971	16,136	9.4%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,220	1,260		7
				1,260	1,220	1,260	0.7%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC	First Lien Term Loan	S + 6.75%	3/13/2029	15,274	14,745	15,274		6
				15,274	14,745	15,274	8.9%
Health Care & Providers & Services
The GI Alliance Management, LLC	First Lien Term Loan	S + 6.25%	9/15/2028	14,075	13,797	13,935		7
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	22,263	21,821	21,818		6
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(29)	(58)		9
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(7)	(7)		9
				36,338	35,582	35,688	20.7%
Insurance
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	11/24/2028	10,315	9,983	10,237		6
SG Acquisition, Inc.	First Lien Term Loan	S + 5.50%	1/27/2027	1,498	1,443	1,491		7
				11,813	11,426	11,728	6.8%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 6.25%	6/15/2029	12,890	12,570	12,890		6
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 6.25%	6/15/2029	3,178	3,100	3,178		6
				16,068	15,670	16,068	9.3%
Professional Services
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 5.75%	11/16/2027	15,464	14,855	15,232		6
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 5.75%	11/16/2027	1,027	986	1,011		6
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.50%	9/30/2027	122	119	122		7
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	9/30/2027	—	(43)	—		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	4,636	4,498	4,636		7
IG Investments Holdings, LLC	First Lien Term Loan	S + 6.00%	9/22/2028	170	165	170		7
The NPD Group L.P.	First Lien Term Loan	S + 5.75%	12/1/2028	15,954	15,521	15,954		6
				37,373	36,101	37,125	21.6%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2023

(In thousands, except share and per share data)

Portfolio Company (10)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	$21,544	$21,330	$21,329		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	—	(18)	(24)		9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	(3)		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,036	16,782	16,781		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	(13)		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(5)	(5)		9
Netwrix Corporation	First Lien Term Loan	S + 5.00%	6/11/2029	4,882	4,701	4,699		5
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	6/11/2029	—	(393)	(398)		9
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,358	12,175	12,296		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,133	2,083	2,116		7,9
				57,953	56,646	56,778	33.0%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,942	22,484	22,483		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	—	(90)	(91)		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	—	(7)	(7)		9
				22,942	22,387	22,385	13.0%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)				$248,494	$240,879	$244,061	141.8%
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
(10)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Organization

Jefferies Credit Partners BDC Inc. (the “Company,” “we,” “our”, or “us”) was formed as a Maryland corporation on August 10, 2022. The Company is a private, perpetually offered, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company has elected to be treated, and expects to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our fiscal year ends on December 31.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the consolidated financial statements include the accounts of the Company as well as its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Industry Reclassification

During the year ended December 31, 2024, the Company changed the investment industry classification from those provided by Moody’s to those provided by MSCI and S&P. The Consolidated Schedule of Investments as of December 31, 2023, as well as the industry composition of investments at amortized cost and fair value as of December 31, 2023 disclosed in Note 4 to the consolidated financial statements, have been reclassified to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2024.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2024 and December 31, 2023 was $8.0 million and $71.9 million, respectively. Restricted cash held as of December 31, 2024 and December 31, 2023 was $16.1 million and $1.1 million, respectively.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

Investment Valuation Process

The Board of Directors has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Directors. Even though the Company’s Board of Directors designated the Company's Investment Adviser as “Valuation Designee”, the Company's Board of Directors continues to be responsible for overseeing the processes for determining fair valuation.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the year ended December 31, 2024, PIK income earned was $0.8 million. During the period from December 4, 2023 (inception) to December 31, 2023, there were no loans generating PIK income.

Dividend Income

Dividend income on preferred equity securities are recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. Dividend Income is recorded in Other income in our Consolidated Statements of Operations.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and commitment fees as well as fees for managerial assistance rendered by the Company to the Portfolio Companies. Such fees are recognized as income when earned or the services are rendered. Fee Income is recorded in Other income in our Consolidated Statements of Operations.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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

Administration Agreement

On October 27, 2023, the Company entered into an administration agreement (the “Administration Agreement”), under which Alter Domus (US) LLC (the “Administrator”) is responsible for providing various accounting and administrative services to us. In particular, pursuant to the Administration Agreement, the Administrator is responsible for providing or overseeing the performance of required administrative services and professional services rendered by others, which includes (but is not limited to), accounting, legal, compliance, operations, technology and investor relations, and preparation of financial reports provided to the Company’s stockholders and filed with the SEC.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors and will depend on the Company’s earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such factors as the Board may deem relevant from time to time.

Share Repurchases

In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to net assets on the trade date. There were no share repurchases during the year ended December 31, 2024 or for the period from December 4, 2023 (inception) to December 31, 2023.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various industries, the CODM evaluates and monitors performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. See Note 12 to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the CODM. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Investment Adviser agreed to waive both components of the incentive fee from inception through December 31, 2024.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $2.8 million and $0.1 million, respectively, of management fees, and $3.3 million and $0.6 million, respectively, of incentive fees before the impact of waived fees. For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $1.7 million and $0.1 million, respectively, of management fees were waived, and $3.3 million and $0.6 million, respectively, of incentive fees were waived.

As of December 31, 2024 and December 31, 2023, management fees payable were $0.4 million and $0.1 million, respectively.

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

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Investment Adviser has provided $6.5 million and $2.5 million of expense support, respectively. Such expense support included $2.4 million of Voluntary Expense Payments for the year ended December 31, 2024 and no Voluntary Expense Payments for the period from December 4, 2023 (inception) to December 31, 2023.

The Company did not have any obligation to make a Reimbursement Payment as of December 31, 2024 and December 31, 2023. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $9.0 million.

Either the Company or the Investment Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to the Investment Adviser will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Due to Investment Adviser of

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

approximately $0.0 million and $3.8 million as of December 31, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities included primarily the reimbursement amount owed for organization and offering costs.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$763,899	98.8%	$769,665	98.9%
Common Stock	8,435	1.1%	8,000	1.0%
Preferred Stock	735	0.1%	706	0.1%
Total	$773,069	100.0%	$778,371	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$240,879	100.0%	$244,061	100.0%
Total	$240,879	100.0%	$244,061	100.0%
(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$130,118	16.8%	$130,878	16.8%
Health Care Providers & Services	94,792	12.3%	95,036	12.2%
Professional Services	88,101	11.4%	89,018	11.4%
Insurance	66,220	8.6%	66,977	8.6%
Trading Companies & Distributors	58,848	7.6%	59,549	7.7%
IT Services	45,385	5.9%	45,858	5.9%
Health Care Technology	41,826	5.4%	41,864	5.4%
Diversified Consumer Services	39,203	5.1%	39,161	5.0%
Electrical Equipment	33,476	4.3%	33,419	4.3%
Electronic Equipment, Instruments & Components	29,518	3.8%	29,700	3.8%
Life Sciences Tools & Services	24,971	3.2%	25,096	3.2%
Commercial Services & Supplies	24,626	3.2%	24,649	3.2%
Air Freight & Logistics	23,339	3.0%	23,223	3.0%
Financial Services	22,749	2.9%	22,877	2.9%
Health Care Equipment & Supplies	17,936	2.3%	18,387	2.4%
Chemicals	16,002	2.1%	16,607	2.1%
Machinery	15,959	2.1%	16,072	2.1%
Total	$773,069	100.0%	$778,371	100.0%

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The industry composition of investments as of December 31, 2023 at amortized cost and fair value was as follows (in thousands):

	December 31, 2023
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$56,646	23.5%	$56,778	23.3%
Professional Services	36,101	15.0%	37,125	15.2%
Health Care Providers & Services	35,582	14.8%	35,688	14.6%
Trading Companies & Distributors	22,387	9.3%	22,385	9.2%
Air Freight & Logistics	17,962	7.5%	18,193	7.4%
Electronic Equipment, Instruments & Components	15,971	6.6%	16,136	6.6%
IT Services	15,670	6.5%	16,068	6.6%
Health Care Equipment & Supplies	14,745	6.1%	15,274	6.3%
Chemicals	13,169	5.5%	13,426	5.5%
Insurance	11,426	4.7%	11,728	4.8%
Financial Services	1,220	0.5%	1,260	0.5%
Total	$240,879	100.0%	$244,061	100.0%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$773,069	$778,371	100.0%	218.4%
Total	$773,069	$778,371	100.0%	218.4%

The geographic composition of investments as of December 31, 2023 at cost and fair value was as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$240,879	$244,061	100.0%	141.8%
Total	$240,879	$244,061	100.0%	141.8%

As of December 31, 2024 and December 31, 2023, there were no investments in the portfolio on non-accrual status.

As of December 31, 2024 and December 31, 2023, on a fair value basis, 99.9% and 100.0% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the CORRA, SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of December 31, 2024, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$769,665	$769,665
Common Stock	—	—	8,000	8,000
Preferred Stock	—	—	706	706
Total	$—	$—	$778,371	$778,371
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The following tables present change for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Year Ended December 31, 2024
	First Lien Debt	Preferred Stock	Common Stock	Total
Fair value, beginning of period	$244,061	$—	$—	$244,061
Purchases of investments (1)	543,367	706	8,435	552,508
Proceeds from principal repayments and sales of investments (1)	(23,670)	—	—	(23,670)
Accretion of discount/amortization of premium (1)	7,820	—	—	7,820
Payment-in-kind interest and fees capitalized	961	29	—	990
Net realized gain (loss) on investments	(5,458)	—	—	(5,458)
Net change in unrealized appreciation (depreciation)	2,584	(29)	(435)	2,120
Fair value, end of period	$769,665	$706	$8,000	$778,371
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$2,584	$(29)	$(435)	$2,120

(1)
Includes reorganizations and restructuring of investments.

	For the period from December 4, 2023 (Inception) to December 31, 2023
	First Lien Debt	Preferred Stock	Common Stock	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	252,621	—	—	252,621
Proceeds from principal repayments and sales of investments	(12,431)	—	—	(12,431)
Accretion of discount/amortization of premium	97	—	—	97
Payment-in-kind interest and fees capitalized	—	—	—	—
Net realized gain	592	—	—	592
Net change in unrealized appreciation (depreciation)	3,182	—	—	3,182
Fair value, end of period	$244,061	$—	$—	$244,061
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$3,182	$—	$—	$3,182

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$769,665	Yield analysis	Discount rate	8.0%	12.8%	9.0%
Investments in common stock	8,000	Market approach	Transaction multiples	12.2x	12.2x	12.2x
	—	Market approach	Market multiples	14.1x	14.1x	14.1x
	—	Discounted cash flows	Discount rate	15.2%	15.2%	15.2%
Investments in preferred stock	706	Yield analysis	Discount rate	17.1%	17.1%	17.1%
	$778,371
(1)
Weighted averages are calculated based on fair value of investments.

	December 31, 2023
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$244,061	Yield analysis	Discount rate	8.6%	11.9%	9.7%
(1)
Weighted averages are calculated based on fair value of investments.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The significant unobservable input used in the yield analysis and discounted cash flows is the discount rate based on comparable market yields. Significant increases or decreases in discount rates would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 181.3% and 213.6%, respectively.

The Company’s outstanding debt obligations as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$600,000	$432,518	$432,518	$431,437	$167,482	$12,465
Revolving Credit Facility	75,000	6,000	6,000	5,985	69,000	69,000
Total Debt Obligations	$675,000	$438,518	$438,518	$437,422	$236,482	$81,465

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2024.
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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Average debt outstanding	$248,788	$138,770
Maximum amount of debt outstanding	$482,518	$163,744

Weighted average annualized interest cost (1)	8.40%	9.04%
Annualized amortized debt issuance cost	0.21%	0.22%
Total annualized interest cost	8.61%	9.26%

Weighted average 1-month SOFR rate	5.12%	5.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were $1.5 million and $0.1 million, respectively.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The components of interest expense for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were as follows (in thousands):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Borrowing interest expense	$19,473	$836
Facility undrawn and unused fees	1,495	127
Amortization of financing costs and debt issuance costs	1,393	86
Total interest expense	$22,361	$1,049

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

The aggregate lender commitments under the Senior Secured Credit Facility are $500 million with an additional $300 million committed, and an uncommitted accordion feature that would allow the SPV to borrow up to an additional $500 million. On December 31, 2024, the Senior Secured Credit Facility was amended to (a) increase in the maximum facility amount under the Credit Agreement to $600.0 million, (b) extend the reinvestment period to December 7, 2028, (c) extend of the scheduled termination date to December 7, 2029, (d) a scheduled increase in the maximum facility amount to $700.0 million on December 31, 2025, and (e) a scheduled increase in the maximum facility amount under the Credit Agreement to $800.0 million on March 1, 2026. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 12 months from the effective date, 0.65% from December 8, 2024 through June 7, 2025, and 0.75% thereafter. In addition, under the Senior Secured Credit Facility, the Company is required to utilize a minimum amount of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (1)	$756,385	$244,084
Restricted cash	16,114	1,068
Interest receivable	4,552	1,102
Deferred financing costs	7,096	6,239
Prepaid expenses and other assets	10	121
Total assets	$784,157	$252,614
Liabilities
Debt	$432,518	$151,502
Interest payable	7,445	856
Accrued expenses and other liabilities	100	66
Total liabilities	$440,063	$152,424
(1)
Investments at fair value do not include certain investments which are not held at the SPV.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the "Revolving Credit Facility"), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $50 million with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to an aggregate amount of $75 million. On December 27, 2024, the Revolving Credit Facility was increased to $75 million. Availability under the Revolving Credit Facility will terminate on the

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

The following table summarizes the total shares issued and proceeds received for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share amounts):

	Year Ended December 31, 2024		For the period from December 4, 2023 (inception) to December 31, 2023
	Shares	Amount	Shares	Amount
Proceeds from shares sold	12,628,762	$187,468	11,380,494	$167,500
Forward stock split (1)	—	—	290,000	—
Distributions reinvested	113,803	1,710	—	—
Total	12,742,565	$189,178	11,670,494	$167,500

(1)
On December 6, 2023, the Company’s Board of Directors approved a forward stock split of the Company's issued and outstanding shares of common stock by way of a stock dividend. Each shareholder of record as of December 6, 2023 was entitled to receive 2,901 shares for each share of the Company held by such shareholder.

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following table summarizes each month-end NAV per share during year ended December 31, 2024 and the period from December 4, 2023 (inception) to December 31, 2024:

For the Month Ended	NAV Per Share
December 31, 2023	$14.75
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07
July 31, 2024	$15.10
August 31, 2024	$14.88
September 30, 2024	$15.00
October 31, 2024	$14.63
November 30, 2024	$14.63
December 31, 2024	$14.60

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the year ended December 31, 2024 (in thousands, except per share amounts.)

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

There were no distributions declared during the period from December 4, 2023 (inception) to December 31, 2023.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the year ended December 31, 2024, $1.7 million was reinvested by stockholders. There were no dividend reinvestments during the period from December 4, 2023 (inception) to December 31, 2023.

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

No share repurchases were completed during the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share and per share data):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Net increase in net assets resulting from operations	$25,882	$4,607
Weighted average common stock outstanding	15,056,664	8,309,534
Net increase in net assets per share resulting from operations - basic and diluted	$1.72	$0.55

Diluted net increase in net assets per share resulting from operations is equal to basic net increase in net assets per share resulting from operations because there were no common stock equivalents outstanding during the period presented.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of December 31, 2024 and December 31, 2023, the total unfunded commitments were $152.6 million and $42.5 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.

Note 10. Tax Information

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 or Form 1042-S after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Ordinary income	$30,787	$—
Capital gains	—	—
Return of capital	—	—
Total distributions paid to stockholders	$30,787	$—

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	For the Year Ended	For the period from December 4, 2023 (inception) to
	December 31, 2024	December 31, 2023
Undistributed ordinary income	$431	$1,568
Late year loss deferrals	(3,994)	—
Other temporary differences	(74)	(80)
Unrealized appreciation (depreciation)	3,383	3,182
Total accumulated under-distributed (over-distributed) earnings	$(254)	$4,670

As of December 31, 2024 and December 31, 2023, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows (in thousands):

	December 31, 2024	December 31, 2023
Tax Cost	$774,988	$240,879

Gross unrealized appreciation	$5,098	$3,350
Gross unrealized depreciation	(1,715)	(168)
Net unrealized investment appreciation (depreciation)	$3,383	$3,182

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to nondeductible expenses. As of December 31, 2024, we adjusted undistributed net investment income by less than $0.1 million to $29.2 million and paid-in capital in excess of par by less than $0.1 million to $356.6 million. As of December 31, 2023, we adjusted undistributed net investment income by less than $0.1 million to $0.9 million and paid-in capital in excess of par by less than $0.1 million to $167.4 million. Total earnings and NAV were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2024, no excise tax

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

was recorded. For the period from December 4, 2023 (inception) to December 31, 2023, less than $0.1 million was recorded for U.S. federal excise tax, which is included in Other general and administrative expenses on the Consolidated Statement of Operations.

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

Note 11. Financial Highlights

The following are the financial highlights for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share and per share data):

	Year Ended December 31, 2024	For the period from December 4, 2023 (Inception) to December 31, 2023
Per Share Data:
Net asset value at beginning of period (8)	$14.75	$—
Net investment income (1)	1.94	0.10
Net realized gains (losses) and unrealized appreciation (depreciation) (2)(9)	(0.28)	14.65
Net increase (decrease) in net assets resulting from operations	16.41	14.75
Distributions declared (3)	(1.81)	-
Net asset value at end of period	$14.60	$14.75

Total return based on net asset value (4)	11.3%	N/M
Shares outstanding, end of period	24,413,159	11,670,594
Weighted average shares outstanding	15,056,664	8,309,534

Ratio/Supplemental Data:
Net assets at end of period	$356,381	$172,108
Annualized ratio of net expenses to average net assets (5)	10.3%	11.5%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	15.3%	18.8%
Annualized ratio of net investment income to average net assets (5)	12.9%	11.0%
Portfolio turnover rate (7)	0.0%	12.0%
Asset coverage ratio, end of period	181.3%	213.6%

Capital Commitments Data:
Capital commitments, end of period	$787,055	$685,000
Funded capital commitments, end of period	$354,969	$167,500
% of capital commitments funded	45.1%	24.5%

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
(7)
For the year ended December 31, 2024, there were no portfolio companies that repaid loans in full. Portfolio turnover rate for the period from December 4, 2023 (inception) to December 31, 2023 includes two portfolio companies which repaid loans in full between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023. See Note 3 to the consolidated financial statements for additional information.
(8)
For the year ended December 31, 2023, the beginning NAV per share of $10.00 has been adjusted for the forward stock split that occurred on December 6, 2023. See Note 7 for additional information.
(9)
For the period from December 4, 2023, to December 31, 2023, the Company recorded $3.8 million of net realized gain and changes in unrealized appreciation, the majority of which occurred upon the Company’s initial acquisition of loans and commitments on December 4, 2023. See Note 3 of the consolidated financial statements for additional information.

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. The CODM uses our consolidated net

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance. Net Investment Income is comprised of consolidated total investment income and consolidated total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. In addition to other factors and metrics, the CODM utilizes net investment income as a key metric in determining distributions to be paid to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

The Company received $31.9 million ($7.1 million of which was received prior to December 31, 2024 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective during the first quarter of 2025.

On January 24, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of September 30, 2024 that are tendered by shareholders by 11:59 p.m., Eastern Time, on February 21, 2025 and not withdrawn. No shareholders tendered by the deadline.

On January 30, 2025, the Company’s Board of Directors declared a distribution of $0.1314 per share, which was paid on February 14, 2025 to shareholders of record as of January 31, 2025.

On February 26, 2025, the Company’s Board of Directors declared a distribution of $0.1263 per share, which was paid on March 17, 2025 to shareholders of record as of February 28, 2025.

On March 20, 2025 (the “Closing Date”), Jefferies Credit Partners BDC CLO I Ltd. (the “Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $403.2 million term debt securitization (the “2025 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2025 Debt Securitization consist of $232.0 million of AAA Class A Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.55% (the “Class A Notes”), $40.0 million of AA Class B Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the “Class B Notes”) and $32.0 million of A Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.25% (the “Class C Notes”, and together with the Class A Notes and the Class B Notes, the “2025 CLO Secured Notes”). Additionally, on the Closing Date, the Issuer issued $99.2 million of Subordinated Notes due 2037 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 CLO Secured Notes together with the 2025 CLO Subordinated Notes are collectively referred to as the “2025 CLO Notes.” The 2025 CLO Notes offered in the 2025 Debt Securitization are backed by a diversified portfolio of loans. On the Closing Date, the Company acquired the Class C Notes and the 2025 Subordinated Notes. The 2025 CLO Notes are scheduled to mature on April 25, 2037.

Under the terms of a master loan sale agreement and a loan sale agreement, in each case, entered into upon the Closing Date (collectively, the “Loan Sale Agreements”), which provide for the sale of assets on the Closing Date as well as future sales from the Company or the SPV to the Issuer, the SPV sold and/or contributed to the Issuer all of its ownership interest in a portfolio of loans and participations for the purchase price and other consideration set forth in the applicable Loan Sale Agreement. On and after the Closing Date, additional loans may be sold by the Company or the SPV to the Issuer in accordance with the applicable Loan Sale Agreement. Following these transfers, the Issuer, and not the Company or the SPV, holds all of the ownership interests in such portfolio company investments and participations. The Company and/or the SPV made customary representations, warranties and covenants in the Loan Sale Agreements.

On March 21, 2025, the Revolving Credit Facility was amended to increase the aggregate amount available under the Revolving Credit Facility from $75 million to $125 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

2025 Debt Securitization

On March 20, 2025 (the “Closing Date”), Jefferies Credit Partners BDC CLO I Ltd. (the “Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $403.2 million term debt securitization (the “2025 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2025 Debt Securitization consist of $232.0 million of AAA Class A Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.55% (the “Class A Notes”), $40.0 million of AA Class B Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the “Class B Notes”) and $32.0 million of A Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.25% (the “Class C Notes”, and together with the Class A Notes and the Class B Notes, the “2025 CLO Secured Notes”). Additionally, on the Closing Date, the Issuer issued $99.2 million of Subordinated Notes due 2037 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 CLO Secured Notes together with the 2025 CLO Subordinated Notes are collectively referred to as the “2025 CLO Notes.” The 2025 CLO Notes offered in the 2025 Debt Securitization are backed by a diversified portfolio of loans. On the Closing Date, the Company acquired the Class C Notes and the 2025 Subordinated Notes. The 2025 CLO Notes are scheduled to mature on April 25, 2037.

Under the terms of a master loan sale agreement and a loan sale agreement, in each case, entered into upon the Closing Date (collectively, the “Loan Sale Agreements”), which provide for the sale of assets on the Closing Date as well as future sales from the Company or the SPV to the Issuer, the SPV sold and/or contributed to the Issuer all of its ownership interest in a portfolio of loans and participations for the purchase price and other consideration set forth in the applicable Loan Sale Agreement. On and after the Closing Date, additional loans may be sold by the Company or the SPV to the Issuer in accordance with the applicable Loan Sale Agreement. Following these transfers, the Issuer, and not the Company or the SPV, holds all of the ownership interests in such portfolio company investments and participations. The Company and/or the SPV made customary representations, warranties and covenants in the Loan Sale Agreements.

The foregoing description of the 2025 Debt Securitization does not purport to be complete and is qualified in its entirety by reference to the underlying agreements of the 2025 Debt Securitization, copies of which are attached as Exhibits 4.2, 10.13, and 10.14 to this report and incorporated herein by reference.

Amendment to Revolving Credit Facility

On March 21, 2025, the Revolving Credit Facility was amended to increase the aggregate amount available under the Revolving Credit Facility from $75 million to $125 million. A copy of the agreement is attached as Exhibit 10.12 to this report and incorporated herein by reference.

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

Information regarding the Board and Executive Officers are set forth below:

Name	Age	Position	Position Held Since
Interested Directors
Thomas G. Brady	58	Director and Chair of the Board of Directors	2023
Independent Directors
Robert S. Franklin	69	Director	2023
Joseph T. Kenney, Jr.	59	Director	2023
Jonathan A. Lucas	65	Director	2023
Carmen J. Romano	69	Director	2023
Executive Officers
Jason Kennedy	52	Chief Executive Officer and President	2022
John Dalton	43	Chief Financial Officer	2023
Adam Klepack	42	General Counsel and Secretary	2022
E. Joseph Hess	68	Chief Operating Officer	2023
Thomas Grenville	53	Chief Compliance Officer	2023
Daniel Rapino III	58	Chief Accounting Officer	2024

Each executive officer holds office at the pleasure of the Board of Directors until the next election of officers or until his successor is duly elected and qualifies.

Biographical Information

Directors

Our directors are divided into two groups - interested and independent. Interested directors are “interested persons” of the Company or the Investment Adviser as defined in Section 2(a)(19) of the Investment Company Act.

Interested Directors:

Thomas G. Brady has been President and Chief Executive Officer of Jefferies Finance since December 2016 and has been a senior member of the management team since 2004. He previously served as the Head of Structuring & Capital Markets for Jefferies Finance from 2009 to 2016, and between 2004 and 2006. Mr. Brady was part of the leveraged finance group within Jefferies’ investment banking platform from 2006 to 2009. Throughout his career, Mr. Brady has been focused on the origination and structuring of non-investment grade credits and was instrumental in overseeing the growth of Jefferies Finance LLC from a start-up in 2004 to an industry leading platform. Prior to joining Jefferies, Mr. Brady held senior leveraged finance positions with General Electric Capital Corporation and Heller Financial, Inc. Mr. Brady graduated from Fairfield University with a B.S. in Finance. Mr. Brady is also a member of the Board of Directors of Senior Credit Investments, LLC.

Independent Directors:

Robert S. Franklin has over 35 years of experience in the financial services industry, including extensive experience with high yield bond investments. From 1999 to 2004. Mr. Franklin was the Portfolio Manager of the High Yield Bond Fund and was a Managing Director at Neuberger Berman Group LLC. Mr. Franklin also served as a Principal and fixed income analyst supporting high yield and bank products at Prudential Investment Management, and as a Vice President and Senior Analyst at Moody's Investors Service Inc. Mr. Franklin is a graduate of The Wharton School of the University of

Pennsylvania and holds a Master’s degree from the Massachusetts Institute of Technology (Sloan School of Management). Mr. Franklin was previously a recipient of the Chartered Financial Analyst (CFA) designation. Mr. Franklin is also a member of the Board of Directors of Senior Credit Investments, LLC.

Joseph T. Kenney, Jr. has extensive experience in executive leadership, financial services and wealth management, including alternative asset management. With almost 30 years of experience at JPMorgan Chase & Co., he held many senior leadership positions prior to his retirement in 2017, including Chief Executive Officer of U.S. Private Wealth Management and U.S. Head of Investments and Credit. Mr. Kenney was also a member of the Private Bank Investment, Asset Allocation, Fiduciary Risk and Governance Committees as well as the Private Bank Global Operating Committee, which was responsible for the oversight of 70 offices in 15 countries. His leadership extended beyond JPMorgan to his service on the SIFMA Private Client Services Committee. Mr. Kenney is also a member of the Board of Directors of Senior Credit Investments, LLC.

Jonathan A. Lucas has over 40 years of experience in the finance industry, with expertise in business development, client services and middle market commercial finance. Mr. Lucas is currently President of JAL 43 Associates LLC, a management consulting business in New York. From 1994 to 2016, Mr. Lucas held executive officer positions at CIT Group Inc. a leading provider of financing to small businesses and middle market companies, and was President of CIT Trade Finance from 2012 to 2016. Early in his career, Mr. Lucas served as Vice President and Senior Vice President at several banking institutions where he developed middle market lending solutions for corporate borrowers. Mr. Lucas holds a B.A. from Muhlenberg College and an MBA from the University of Pittsburgh (Katz Graduate School of Business). Mr. Lucas is also a member of the Board of Directors of Senior Credit Investments, LLC.

Carmen J. Romano, before his retirement in 2017, was a corporate partner at the international law firm Dechert LLP where he practiced for more than 36 years, including 5 years as chair of the corporate and securities group. At Dechert LLP, Mr. Romano represented private equity and strategic clients in numerous merger and acquisition transactions and advised boards and special committees of public company clients on important transactional and governance matters. Mr. Romano is a graduate of The Wharton School of the University of Pennsylvania and Columbia Law School. Mr. Romano is also a member of the Board of Directors of Senior Credit Investments, LLC.

Executive Officers

Jason Kennedy is the Chief Executive Officer and President of the Company and Senior Credit Investments, LLC, Chief Investment Officer of Jefferies Credit Management LLC, and is also Chief Investment Officer of large company investment strategies at Jefferies Credit Partners LLC, with primary responsibility for investing in upper middle market companies that have EBITDA greater than $75 million. He is responsible for investment sourcing, execution and portfolio management. Prior to joining Jefferies Finance in 2011, Mr. Kennedy spent eight years with RBS Greenwich Capital focused on direct lending, principal investments and special situations. Mr. Kennedy began his career in global corporate lending at Chase Manhattan Bank, subsequently joining Morgan Stanley and Lehman Brothers. Mr. Kennedy received a B.S. in Finance and Economics from Babson College and an M.B.A. from Columbia University’s Graduate School of Business.

John Dalton is the Chief Financial Officer of the Company, Senior Credit Investments, LLC, Jefferies Credit Management LLC and Jefferies Finance LLC. Mr. Dalton previously served as the Vice President and Co-Controller of Jefferies Financial Group Inc. Prior to the corporate consolidation of Jefferies Financial Group Inc. and Jefferies Group LLC, Mr. Dalton served as the Chief Accounting Officer, Vice President and Controller of Jefferies Financial Group Inc. (formerly Leucadia National Corporation) since 2015. Mr. Dalton was the Assistant Controller from 2014 to 2015 and Director of Consolidations and Financial Reporting from 2013 to 2014 of TEGNA Inc./Gannett Co., Inc. Mr. Dalton has held other accounting and audit positions at TEGNA/Gannett since 2004. Mr. Dalton is a C.P.A and received a B.B.A. from James Madison University.

Adam Klepack is the General Counsel and Secretary of the Company. Mr. Klepack is also the General Counsel and Secretary of Jefferies Finance LLC, Senior Credit Investments, LLC, Jefferies Credit Management LLC and Jefferies Credit Partners LLC and other affiliated entities. Mr. Klepack has served as General Counsel of Jefferies Finance since 2022 and previously served Associate General Counsel since 2011. Prior to joining Jefferies Finance, Mr. Klepack was a member of the corporate practice of Proskauer Rose LLP where he advised financial institutions and corporate borrowers on leveraged finance, capital markets and restructuring transactions. Mr. Klepack is admitted to the New York State Bar, and received his J.D. cum laude from New York University Law School and B.A. from New York University’s College of Arts and Sciences.

E. Joseph Hess is the Chief Operating Officer of the Company, Senior Credit Investments, LLC, and Jefferies Credit Management LLC and the Chief Operating Officer of Jefferies Finance LLC and has been a senior member of its management team since 2004. He is responsible for loan operations and enforcement of risk policies and procedures. Mr. Hess began his career in middle market lending at Chemical Bank and has over 40 years of experience in both cash flow and asset-based lending to a wide variety of clients in diversified industries. His experience also includes significant work in loan restructuring, bankruptcy, and asset liquidation. Prior to co-founding Jefferies Finance in 2004, Mr. Hess held senior credit and portfolio management positions at Chase Business Credit Corporation, Chase Manhattan Bank and General Electric Capital Corporation. He received his B.A. from Harvard College with a concentration in Economics.

Thomas Grenville is the Chief Compliance Officer of the Company, Senior Credit Investments, LLC, and Jefferies Finance LLC. Prior to joining Jefferies Finance in 2023, Mr. Grenville served as chief compliance officer for various affiliates of Nuveen Alternatives Advisors LLC and TIAA since 2010, and was previously at the U.S. Securities and Exchange Commission for seven years where he led examinations of hedge funds, investment companies and investment advisers. He also worked for two years at the State of Oregon’s Division of Finance and Corporate Securities. Mr. Grenville received a BA from Swarthmore College, a JD from Benjamin N. Cardozo Law School and a LLM in Environmental and Natural Resources Law from Lewis and Clark Law School, and a M.B.A. from the University of California, Berkeley. He is a member of the Oregon Bar, and has been designated as a Certified Fraud Examiner by the Association of Certified Fraud Examiners (ACFE).

Daniel Rapino III is the Chief Accounting Officer of the Company, Senior Credit Investments, LLC, and Jefferies Finance LLC. Prior to joining Jefferies Finance in 2006, Mr. Rapino was the Global Controller of Broadview International LLC, a boutique investment banking firm. Mr. Rapino has over 30 years of experience in consulting, auditing, and taxation for public and private companies concentrated in the financial services sector. Mr.

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

Insider Trading Policies and Procedures

We have adopted an insider trading policy, governing the purchase, sale and/or other dispositions of our securities by covered persons (our officers, directors, and employees, if any, and officers and employees of the Investment Adviser and JFIN), that is reasonably designed to promote compliance with insider trading laws, rules and regulations. Furthermore, it is also the policy of the Company that the Company will not engage in transactions in securities of the Company while aware of material non-public information relating to the Company or its securities. The insider trading policy is filed as Exhibit 19.1 to this report, and the foregoing description is qualified by reference to such exhibit.

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

Compensation of Directors

Amounts payable under the arrangement are determined and paid quarterly in arrears, and such amounts for the fiscal year ended December 31, 2024 are presented below:

Fees Earned or Paid in Cash
Interested Director
Thomas G. Brady (1)	—
Independent Directors
Robert S. Franklin	$66,750
Joseph T. Kenney, Jr.	$60,500
Jonathan A. Lucas	$60,500
Carmen J. Romano	$60,500
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

Policies and Practices Related to the Timing of Equity Awards

We do not grant stock options or other equity awards, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2025, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 26,662,544 shares outstanding as of March 24, 2025.

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

	Number of Shares	Percentage
Five-Percent-or-More Beneficial Owners
Platinum Falcon B 2018 RSC Limited (1)	17,435,119	65.4%
Jefferies Finance LLC (2)	1,517,818	5.7%
Danske Invest SICAV-SIF (3)	1,464,677	5.5%
Interested Directors (4)
Thomas G. Brady	—	—
Independent Directors (4)
Robert S. Franklin	—	—
Joseph T. Kenney, Jr.	—	—
Jonathan A. Lucas	—	—
Carmen J. Romano	—	—
Executive Officers Who Are Not Directors (4)
Jason Kennedy	—	—
John Dalton	—	—
Adam Klepack	—	—
E. Joseph Hess	—	—
Thomas Grenville	—	—
Daniel Rapino III	—	—
All officers and directors as a group (11 persons)	—	—

(1)
Beneficial ownership information is based on information contained in the Schedule 13D/A filed on January 22, 2025 on behalf of Platinum Falcon B 2018 RSC Limited (“Platinum”). According to the schedule, included in the shares of our common stock listed above as beneficially owned by Platinum are 1,220,033 shares over which Platinum has sole voting power, 0 shares over which Platinum has shared voting power, 17,435,119 shares over which Platinum has sole dispositive power and 0 shares over which Platinum has shared dispositive power. The principal address for Platinum Falcon B 2018 RSC Limited is Abu Dhabi Investment Authority, 211 Corniche, PO Box 3600, Abu Dhabi, United Arab Emirates.
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
(3)
Includes 111,870 shares received pursuant to the Company’s distribution reinvestment plan subsequent to the latest Schedule 13G filing. Based on information provided in a Schedule 13G filed on October 7, 2024, Danske SICAV-SIF reported sole voting and dispositive power with respect to shares owned. The Schedule 13G does not include any information regarding shares acquired or sold since the date of such Schedule 13G. The principal address for Danske SICAV-SIF is Danske SICAV-SIF, 13, rue Edward Steichen L-2540, Luxembourg, Grand Duchy of Luxembourg.
(4)
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

Management Fee

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. Net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024.

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

The Investment Adviser agreed to waive the incentive fee from inception through December 31, 2024.

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

The Investment Adviser agreed to waive the incentive fee from inception through December 31, 2024.

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $2.8 million and $0.1 million, respectively of management fees, and $3.3 million and $0.6 million, respectively of incentive fees before the impact of waived fees. For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $1.7 million and $0.1 million, respectively, of management fees were waived, and $3.3 million and $0.6 million, respectively of incentive fees were waived.

As of December 31, 2024 and December 31, 2023, management fees payable were $0.4 million and $0.1 million, respectively.

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

For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Investment Adviser has provided $6.5 million and $2.5 million of expense support, respectively. Such expense support included $2.4 million of Voluntary Expense Payments for the year ended December 31, 2024 and no Voluntary Expense Payments for the period from December 4, 2023 (inception) to December 31, 2023.

The Company did not have any obligation to make a Reimbursement Payment as of December 31, 2024 and December 31, 2023. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $9.0 million.

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

Due to Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Due to Investment Adviser of approximately $0.0 million and $3.8 million as of December 31, 2024 and December 31, 2023, respectively, in the Consolidated Statements of Assets and Liabilities included primarily the reimbursement amount owed for organization and offering costs.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Deloitte & Touche LLP, New York, New York, was selected by the Audit Committee and the Independent Directors of the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

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

No audit related fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Tax Fees

Tax fees are fees for tax compliance, tax advice and tax planning.

No tax fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

All Other Fees

All other fees are fees for services not included in the first three categories.

No fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Investment Adviser by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

	For the Year Ended	For the period from December 4, 2023 (inception) to
	December 31, 2024	December 31, 2023
Audit Fees	$395,864	$397,300
Audit-Related Fees (1)	—	—
Tax Fees	95,400	42,302
All Other Fees (2)	—	—
Total Fees	$491,264	$439,602
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
4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 29, 2024).

4.2

Indenture, dated March 20, 2025, by and between Jefferies Credit Partners BDC CLO I LTD and Jefferies Credit Partners BDC CLO I LTD, as co-issuers and U.S. Bank Trust Company, National Association as trustee.

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
10.4

Trademark Sub-License Agreement between the Company and JFIN Parent LLC, dated November 9, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on March 29, 2024).

10.5

Custody Agreement between the Company and The Bank of New York Mellon Trust Company, National Association, dated February 28, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 29, 2024).

10.6	Amended and Restated Distribution Reinvestment Plan.
10.7

Transfer Agency and Service Agreement, dated November 27, 2024, effective as of January 13, 2025, by and among Jefferies Credit Partners BDC Inc. Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2024).

10.8

Amendment No. 2, dated as of December 31, 2024, to the Loan and Security Agreement among JCP BDC SPV I LLC, Jefferies Credit Partners BDC Inc., the lenders parties thereto, JPMorgan Chase Bank, National Association and The Bank of New York Mellon Trust Company, National Association (including annex of Loan and Security Agreement, conformed through Amendment No. 2) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2025).

10.9

Expense Support Agreement, dated as of December 6, 2023, by and between Jefferies Credit Partners BDC Inc. and Jefferies Credit Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 8, 2023).

10.10

Credit Agreement, dated October 15, 2024, among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 18, 2024).

10.11

Amendment No. 3, dated as of March 13, 2025, to the Loan and Security Agreement among JCP BDC SPV I LLC, Jefferies Credit Partners BDC Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association.

10.12

Amendment No. 1, dated as of March 21, 2025, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

10.13	Master Loan Sale Agreement, dated as of March 20, 2025, among Jefferies Credit Partners BDC Inc. and JCP BDC SPV I LLC as sellers and Jefferies Credit Partners BDC CLO I LTD as purchaser.
10.14	Sale Agreement, dated as of March 20, 2025, among JCP BDC SPV I LLC as seller and Jefferies Credit Partners BDC CLO I LTD as purchaser.
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jefferies Credit Partners BDC Inc.

Date: March 25, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kennedy	Chief Executive Officer and President (Principal Executive Officer)	March 25, 2025
Jason Kennedy

/s/ John Dalton	Chief Financial Officer (Principal Financial Officer)	March 25, 2025
John Dalton

/s/ Daniel Rapino III	Chief Accounting Officer (Principal Accounting Officer)	March 25, 2025
Daniel Rapino

/s/ Thomas G. Brady	Director and Chair of the Board of Directors	March 25, 2025
Thomas G. Brady

/s/ Robert S. Franklin	Director	March 25, 2025
Robert S. Franklin

/s/ Joseph T. Kenney, Jr.	Director	March 25, 2025
Joseph T. Kenney, Jr

/s/ Jonathan A. Lucas	Director	March 25, 2025
Jonathan A. Lucas

/s/ Carmen J. Romano	Director	March 25, 2025
Carmen J. Romano