Form 10-Q
period 2025-03-31
Jefferies Credit Partners BDC Inc.
filed 2025-05-14
CIK 1959604

n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 28,735,873 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $877,981 and $773,069, at March 31, 2025 and December 31, 2024, respectively)	$881,622	$778,371
Cash and cash equivalents	2,579	7,995
Restricted cash	20,325	16,114
Interest receivable	4,763	4,740
Deferred financing costs	7,263	7,630
Deferred offering costs	55	113
Due from Investment Adviser	659	516
Prepaid expenses and other assets	365	342
Total assets	$917,631	$815,821
Liabilities
Debt, net of debt issuance costs of $2,924 and $0, at March 31, 2025 and December 31, 2024, respectively	$482,740	$438,518
Payable for investments purchased	4,755	—
Subscriptions received in advance	25,345	7,087
Distributions payable	3,434	4,860
Interest payable	3,845	7,485
Management fees payable	1,158	392
Income based incentive fees payable	1,208	—
Accrued expenses and other liabilities	2,141	1,098
Total liabilities	$524,626	$459,440
Commitments and contingencies (Note 9)
Total net assets	$393,005	$356,381
Net Assets
Common shares, par value $0.001 (27,006,545 and 24,413,159, shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively)	$27	$24
Additional paid-in capital	394,411	356,611
Accumulated distributable earnings	(1,433)	(254)
Total net assets	$393,005	$356,381

Net Asset Value Per Share
Net assets	$393,005	$356,381
Common shares outstanding ($0.001 par value, 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively)	27,006,545	24,413,159
Net asset value per share	$14.55	$14.60

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$19,964	$8,111
Payment-in-kind interest income	454	—
Other income	665	105
Total investment income	21,083	8,216
Operating Expenses
Interest and other financing expenses	8,752	3,253
Management fees	1,158	544
Income-based incentive fees	1,208	539
Capital gains incentive fees	—	(50)
Other general and administrative expenses	1,508	1,596
Total expenses before fee waiver and expense support	12,626	5,882
Expense support	(1,508)	(1,164)
Management fees waived	—	(326)
Incentive fees waived	—	(489)
Net expenses	11,118	3,903
Net investment income	9,965	4,313
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	435	—
Net realized gain (loss)	435	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,661)	(399)
Net change in unrealized appreciation (depreciation)	(1,661)	(399)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(1,226)	(399)
Net Increase in Net Assets Resulting from Operations	$8,739	$3,914
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.34	$0.33
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	25,631,994	11,738,844

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$9,965	$4,313
Net realized gains (losses)	435	—
Net change in unrealized appreciation (depreciation)	(1,661)	(399)
Net increase in net assets resulting from operations	8,739	3,914

Distributions to Shareholders
Distributions declared	(9,918)	(1,537)
Net decrease in net assets resulting from distributions to shareholders	(9,918)	(1,537)

Capital Share Transactions
Issuance of common shares	36,893	3,000
Distributions reinvested	910	—
Net increase in net assets resulting from share transactions	37,803	3,000

Net Assets
Total increase in net assets during the period	36,624	5,377
Net Assets, beginning of period	356,381	172,108
Net Assets at End of Period	$393,005	$177,485

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$8,739	$3,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(435)	—
Net change in unrealized (appreciation) depreciation on investments	1,661	399
Net accretion of discount and amortization of premium	(570)	(325)
Amortization of deferred financing costs	530	315
Amortization of debt issuance costs	34	—
Amortization of offering costs	58	455
Payment-in-kind interest and fees capitalized	(403)	—
Purchase of investments	(129,957)	(25,410)
Proceeds from sale of investments and principal repayments	26,453	517
Changes in assets and liabilities:
Interest receivable	(23)	(863)
Due from Investment Adviser	(143)	(1,179)
Prepaid expenses and other assets	(23)	172
Management fees payable	766	167
Incentive fees payable	1,208	—
Interest payable	(3,640)	1,955
Payable for investments purchased	4,755	—
Due to Investment Adviser	—	(45)
Accrued expenses and other liabilities	347	269
Net Cash Used in Operating Activities	(90,643)	(19,659)
Financing Activities
Issuance of debt	272,000	—
Borrowings on debt	137,500	71,901
Repayments on debt	(362,355)	(66,000)
Financing costs paid and deferred	(199)	(19)
Debt issuance costs paid and deferred	(2,225)	—
Subscriptions received in advance	25,345	—
Proceeds from issuance of common shares	29,806	3,000
Distributions paid to shareholders	(10,434)	—
Net Cash Provided by Financing Activities	89,438	8,882
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	(1,205)	(10,777)
Cash and cash equivalents and restricted cash, beginning of period	24,109	72,966
Cash and cash equivalents and restricted cash, end of period	$22,904	$62,189

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$11,827	$983
Cash paid for taxes	—	56
Accrued but unpaid debt financing costs	33	36
Distributions payable	3,434	1,537
Accrued but unpaid debt issuance costs	732	—
Distributions reinvested in common shares	910	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$2,579	$7,995
Restricted cash	20,325	16,114
Cash and cash equivalents and restricted cash	$22,904	$24,109

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	$11,641	$11,452	$11,554		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(6)	(14)		15
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 5.00%	5/27/2030	3,691	3,484	3,691		8
					14,930	15,231	3.9%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	7,020	6,793	6,950		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	2,913	2,804	2,884		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/10/2028	5,163	4,920	5,111		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/10/2028	2,327	2,172	2,303		7
					16,689	17,248	4.4%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,502	11,446	11,445		8
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	—	(17)	(34)		15
Firebird Acquisition Corp, Inc.	First Lien Revolver	S + 4.50%	2/2/2032	—	(2)	(2)		15
Geo TopCo Corporation	First Lien Term Loan	S + 4.75%	10/15/2031	18,407	18,231	18,222		8
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	10/15/2031	1,023	986	954		8,15
Geo TopCo Corporation	First Lien Revolver	S + 4.75%	10/15/2031	120	117	117		8,15
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,496	5,446	5,496		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	382	373	382		7,15
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(3)	—		15
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	493	484	483		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(3)		15
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	—	(1)	(1)		15
					37,059	37,059	9.4%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	16,235	16,017	15,910		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	460	425	364		8,15
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	190	185	183		8,15
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	21,869	21,764	21,760		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	787	774	787
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	4,564	4,519	4,519		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	—	(53)	(107)		15
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	—	—	(30)		15
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	183	179	179		9,15
					43,810	43,565	11.1%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	13,240	13,117	13,108		8
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,296	5,246	5,243		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(30)	(66)		15
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(4)	(4)		15
Wildcat Topco, Inc	First Lien Term Loan	S + 5.00%	11/17/2031	15,238	15,091	15,085		8
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(13)	(27)		15
Wildcat Topco, Inc	First Lien Revolver	S + 5.00%	11/17/2031	—	(4)	(4)		15
					33,403	33,335	8.5%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$2,024	$2,002	$2,009		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,795	4,742	4,759		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,367	6,272	6,319		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,459	7,337	7,403		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,179	3,149	3,155		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(2)	(3)		15
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	20	17	18		8,15
					23,517	23,660	6.0%
Financial Services
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	1,260	1,230	1,260		8
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	12/22/2027	21,617	21,528	21,617		8
					22,758	22,877	5.8%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 5.00%	3/13/2029	15,082	14,658	15,082		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/13/2029	4,414	4,356	4,414		7
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 528	359	361		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	21,922	21,599	21,594		7
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 56,586	360	372		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(5)	(5)		15
					41,327	41,818	10.6%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	19,155	18,889	19,155		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	7/2/2031	1,063	1,031	1,063		7,15
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.00%	7/2/2031	—	(5)	—		15
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	4,238	4,217	4,237		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	24,949	24,678	24,700		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(24)	(38)		15
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	315	310	311		9,15
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,985	21,604	20,886		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(24)	(145)		15
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(6)	(17)		15
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	7,103	6,988	7,102		8,15
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,162	3,130	3,130		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(3)	(6)		15
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	(1)	(1)		15
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	7,206	7,139	7,206		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(3)	—		15
					87,920	87,583	22.3%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	$8,845	$8,800	$8,800		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	—	(35)	(71)		15
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	(1)		15
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	18,005	17,743	17,735		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(5)	(5)		15
Healthedge Software, Inc	First Lien Term Loan	S + 4.75%	7/16/2031	6,854	6,791	6,854		8
Healthedge Software, Inc	First Lien Delayed Draw Term Loan	S + 4.75%	7/16/2031	3,024	2,995	3,023		8
Healthedge Software, Inc	First Lien Revolver	S + 4.75%	7/16/2031	—	(3)	—		15
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,616	13,490	13,616		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	799	791	799		8,15
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(18)	—		15
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	—		15
					50,545	50,750	12.9%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,989	12,877	12,989		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	907	841	906		8,15
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	244	242	244		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	114	111	114		8,15
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	10,186	9,926	10,160		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	5,475	5,396	5,475		7,15
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	13,603	13,484	13,603		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(34)	—		15
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(3)	—		15
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	25,409	25,354	25,409		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(3)	—		15
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,988	10,988	10,978		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	—	(13)	(5)		15
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	(1)	—		15
					79,165	79,873	20.3%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	12,727	12,467	12,600		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	3,138	3,074	3,107		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	9,907	9,738	9,802		8,15
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,359	5,281	5,278		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(14)	(29)		15
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	—	(5)	(5)		15
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	13,554	13,421	13,419		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	189	165	141		8,15
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	—	(4)	(4)		15
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	20,203	20,014	20,203		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	1,045	1,017	1,044		8,15
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(3)	—		15
					65,151	65,556	16.7%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	$25,033	$24,915	$25,033		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	—		15
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	12,854	12,823	12,822		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(14)		15
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(1)		15
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	(1)	(1)		15
					37,734	37,839	9.6%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.25%	10/26/2027	16,129	16,000	16,129		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/26/2027	—	(25)	—		15
Harvey Tool Company, LLC	First Lien Revolver	S + 5.25%	10/26/2027	—	(3)	—		15
					15,972	16,129	4.1%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	18,004	17,656	17,824		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	29	22	25		7,15
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Term Loan	S + 4.75%	11/18/2031	8,844	8,759	8,756		8
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	S + 4.75%	11/18/2031	731	706	686		8,15
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	S + 4.75%	11/18/2031	60	58	58		8,15
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	15,267	14,829	15,114		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,922	1,903	1,903		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	1,014	985	1,004		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(11)	(22)		15
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	21	19	19		7,15
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	13,428	13,301	13,428		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(10)	—		15
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(3)	—		15
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,491	1,453	1,483		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	—	(17)	(12)		15
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	15,067	14,862	14,992		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(2)	(1)		15
IRI Group Holdings, Inc (f/k/a The NPD Group L.P.)	First Lien Term Loan	S + 5.00%	12/1/2028	15,863	15,523	15,863		8
					90,033	91,120	23.2%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Aptean, Inc.	First Lien Term Loan	S + 5.25%	1/30/2031	$16,120	$16,018	$16,039		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	431	429	428		8,15
Aptean, Inc.	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	(3)		15
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	—	—	(12)		15
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	1/30/2031	—	(5)	(11)		15
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,329	21,145	21,329		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,406	1,381	1,406		7,15
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		15
CB Buyer, Inc.	First Lien Term Loan	S + 5.00%	7/1/2031	17,473	17,312	17,430		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	7/1/2031	—	(16)	(9)		15
CB Buyer, Inc.	First Lien Revolver	S + 5.00%	7/1/2031	—	(3)	(1)		15
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,394	17,179	17,394		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	—		15
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	—	(4)	—		15
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,150	5,130	5,151		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	565	560	565		8,15
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	—	(1)	—		15
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	11,911	11,853	11,852		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(8)	(17)		15
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	(1)		15
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,406	18,888	19,406		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	43	43	43		8,15
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,422	12,282	11,676		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,839	2,802	2,669		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 3.00% PIK)	9/30/2031	23,777	23,555	23,539		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		15
					148,523	148,869	37.9%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,655	22,261	22,655		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	2,508	2,431	2,508		8,15
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	122	116	122		12,15
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	20,064	20,023	20,064		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		15
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,817	13,947		13
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	1,224	1,197	1,224		14,15
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		15
					59,841	60,520	15.4%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					868,377	873,032	222.1%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	$735	$749
					735	749
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	7,429
					8,435	7,429
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	412
					434	412
Total non-controlled-non-affiliated Portfolio Company equity investments					9,604	8,590	2.2%
Total non-controlled-non-affiliated Portfolio Company investments					$877,981	$881,622	224.3%

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of March 31, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of March 31, 2025 was 4.29%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of March 31, 2025 was 4.19%.
(10)
The interest rate on these loans is subject to 1-month CORRA, which as of March 31, 2025 was 2.72%.
(11)
The interest rate on these loans is subject to the floor which as of March 31, 2025 was 0.75%.
(12)
The interest rate on $0.03 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $0.08 million of principal loans is subject to 3-month SOFR, which as of March 31, 2025 was 4.29%.
(13)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of March 31, 2025 was. 4.19%.
(14)
The interest rate on $0.7 million of principal loans is subject to 1-month SOFR, which as of March 31, 2025 was 4.32% and the interest rate on $0.5 million of principal loans is subject to 6-month SOFR, which as of March 31, 2025 was. 4.19%.
(15)
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of March 31, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$2,426	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	355	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(86)
Any Hour LLC	First Lien Revolver	5/23/2030	162	(3)
Aptean, Inc.	First Lien Delayed Draw Term Loan	1/30/2026	295	(1)
Aptean, Inc.	First Lien Revolver	1/30/2031	495	(2)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	2,218	(11)
Aptean, Inc.	First Lien Delayed Draw Term Loan	4/4/2025	2,497	(13)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	331	(3)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	2,001	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	226	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,028	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	9/13/2027	14,151	(71)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	(1)
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	(14)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	3,756	(38)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	180	(2)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	3,646	(9)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	(1)
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	2,209	(22)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	151	(2)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	3,811	(38)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	45	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	414	(3)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	329	(2)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	324	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	348	—
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	2/1/2027	6,766	(34)
Firebird Acquisition Corp, Inc.	First Lien Revolver	2/2/2032	365	(2)
Firebird Co-Invest L.P.	L.P. Interest		23	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,351	(12)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	15,128	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	234	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	5,795	(58)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	240	(2)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,989	—
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	352	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	—
Healthedge Software, Inc	First Lien Revolver	7/16/2031	361	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	7,705	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	1,138	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	(1)
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	(17)
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	(1)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	8,008	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2025

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	$3,212	$—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	4,015	—
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	10,650	(107)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	6/30/2025	3,043	(30)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	183	(2)
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	1,434	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	155	(3)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	72	(1)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	5,415	(14)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	365	(1)
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	365	(1)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(145)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(17)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,410	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	632	(6)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	53	(1)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/29/2025	521	(6)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	(4)
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	1,949	(29)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	365	(5)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	365	(6)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	4,526	(45)
Tau Buyer, LLC	First Lien Revolver	2/2/2032	365	(4)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	6,637	(66)
Trystar, LLC	First Lien Revolver	9/10/2031	360	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	3,425	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	3,775	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	358	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	(27)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	360	(4)
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	5,213	(5)
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	225	—
Total Unfunded Portfolio Company Commitments			$192,486	$(987)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2024

(In thousands, except for share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Aptean, Inc.	First Lien Term Loan	S + 5.00%	1/30/2031	$11,410	$11,307	$11,410		7
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	1/30/2031	186	182	186		7,9
Aptean, Inc.	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,383	21,192	21,383		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,409	1,384	1,410		6,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		9
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	16,501	16,344	16,501		6
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	—	(22)	—		9
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	—		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	16,908	16,687	16,909		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(5)	—		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	10	6	10		6,9
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,164	5,142	5,164		7
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	567	561	567		7,9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	—	(1)	—		9
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,456	18,912	19,407		7
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	26	26	23		7,9
Rally Buyer, Inc.	First Lien Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	12,398	12,250	11,841		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	2,834	2,794	2,707		7
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00% (includes 3.00% PIK)	9/30/2031	23,600	23,372	23,364		7
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		9
					130,118	130,878	36.7%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,712	22,305	22,712		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,603	1,523	1,603		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	87	81	87		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	19,976	19,933	19,976		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,814	13,947		12
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	1,224	1,196	1,224		5,9
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		9
					58,848	59,549	16.7%
Total non-controlled-non-affiliated Portfolio Company debt investments (8)					763,899	769,665	216.0%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2024

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the Company’s investments were non-controlled, non-affiliated.
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
(9)
All or a portion of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded. See below for more information on the Company’s unfunded commitments.
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

December 31, 2024

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

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim period presented, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that Jefferies Credit Partners BDC CLO I Ltd. (the “CLO”) is a VIE and the Company is the primary beneficiary of the CLO. As such, the CLO is consolidated by the Company.

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

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are held at JCP BDC SPV I LLC (the “SPV”) and the amount of principal and interest collections received as well as amounts in reserve held at the CLO.

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2025 and December 31, 2024 was $2.6 million and $8.0 million, respectively. Restricted cash held as of March 31, 2025 and December 31, 2024 was $20.3 million and $16.1 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended March 31, 2025 and 2024, PIK income earned was $0.5 million and $0.0 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing costs and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. There were no share repurchases during the three months ended March 31, 2025 and 2024.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various industries, the CODM evaluates and monitors performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology. See Note 11 to the consolidated financial statements for additional information.

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

Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.75% per quarter (7.00% annualized).

We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.75% per quarter (7.00% annualized);
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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the incentive fee will be calculated net of our expenses before fee waivers and expense support.

For the three months ended March 31, 2025 and 2024, the Company recognized $1.2 million and $0.5 million, respectively, of management fees, and $1.2 million and $0.5 million, respectively, of incentive fees before the impact of waived fees. For the three months ended March 31, 2024, $0.3 million of management fees were waived and $0.5 million of incentive fees were waived. No management fees or incentive fees have been waived for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, management fees payable were $1.2 million and $0.4 million, respectively. As of March 31, 2025, incentive fees payable were $1.2 million. There were no incentives fees payable as of December 31, 2024.

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

During three months ended March 31, 2025 and 2024, the Investment Adviser provided $1.5 million and $1.2 million of expense support, respectively (including $0.9 million and $0.0 million, respectively, of Voluntary Expense Payments for the three months ended March 31, 2025 and 2024).

The Company did not have any obligation to make a Reimbursement Payment as of March 31, 2025 and December 31, 2024. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $10.5 million.

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

Multi-Class Exemptive Relief

Together with the Investment Adviser, we received an exemptive order from the SEC to permit us to issue multiple classes of shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. We intend to offer three separate classes of shares designated as Class S Shares, Class D Shares, and Class I Shares with existing Shareholders having their existing shares converted to Class I Shares. Each class of shares is subject to different fees and expenses. We may offer additional classes of shares in the future.

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

Due to/from Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Organization and offering costs incurred prior to the commencement of operations were reimbursed to the Investment Adviser during the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, due from investment adviser was $0.7 million and $0.5 million, respectively.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of March 31, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$868,377	98.9%	$873,032	99.0%
Common Stock	8,435	0.9%	7,429	0.8%
Preferred Stock	735	0.1%	749	0.1%
L.P. Interest	434	0.1%	412	0.1%
Total	$877,981	100.0%	$881,622	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$763,899	98.8%	$769,665	98.9%
Common Stock	8,435	1.1%	8,000	1.0%
Preferred Stock	735	0.1%	706	0.1%
Total	$773,069	100.0%	$778,371	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of March 31, 2025 at amortized cost and fair value was as follows (in thousands):

	March 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$148,523	16.9%	$148,869	16.9%
Professional Services	90,768	10.3%	91,869	10.4%
Health Care Providers & Services	87,920	10.0%	87,583	9.9%
Insurance	79,165	9.0%	79,873	9.1%
IT Services	65,151	7.4%	65,556	7.4%
Trading Companies & Distributors	59,841	6.8%	60,520	6.9%
Health Care Technology	50,545	5.8%	50,750	5.8%
Diversified Consumer Services	43,810	5.0%	43,565	4.9%
Health Care Equipment & Supplies	41,327	4.7%	41,818	4.7%
Life Sciences Tools & Services	37,734	4.3%	37,839	4.3%
Commercial Services & Supplies	37,493	4.3%	37,471	4.2%
Electrical Equipment	33,403	3.8%	33,335	3.8%
Electronic Equipment, Instruments & Components	23,517	2.7%	23,660	2.7%
Air Freight & Logistics	23,365	2.7%	22,660	2.6%
Financial Services	22,758	2.6%	22,877	2.6%
Chemicals	16,689	1.9%	17,248	2.0%
Machinery	15,972	1.8%	16,129	1.8%
Total	$877,981	100.0%	$881,622	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$130,118	16.8%	$130,878	16.8%
Health Care Providers & Services	94,792	12.3%	95,036	12.2%
Professional Services	88,101	11.4%	89,018	11.4%
Insurance	66,220	8.6%	66,977	8.6%
Trading Companies & Distributors	58,848	7.6%	59,549	7.7%
IT Services	45,385	5.9%	45,858	5.9%
Health Care Technology	41,826	5.4%	41,864	5.4%
Diversified Consumer Services	39,203	5.1%	39,161	5.0%
Electrical Equipment	33,476	4.3%	33,419	4.3%
Electronic Equipment, Instruments & Components	29,518	3.8%	29,700	3.8%
Life Sciences Tools & Services	24,971	3.2%	25,096	3.2%
Commercial Services & Supplies	24,626	3.2%	24,649	3.2%
Air Freight & Logistics	23,339	3.0%	23,223	3.0%
Financial Services	22,749	2.9%	22,877	2.9%
Health Care Equipment & Supplies	17,936	2.3%	18,387	2.4%
Chemicals	16,002	2.1%	16,607	2.1%
Machinery	15,959	2.1%	16,072	2.1%
Total	$773,069	100.0%	$778,371	100.0%

The geographic composition of investments as of March 31, 2025 at cost and fair value was as follows (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$877,981	$881,622	100.0%	224.3%
Total	$877,981	$881,622	100.0%	224.3%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$773,069	$778,371	100.0%	218.4%
Total	$773,069	$778,371	100.0%	218.4%

As of March 31, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of March 31, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of March 31, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$873,032	$873,032
Common Stock	—	—	7,429	7,429
Preferred Stock	—	—	749	749
L.P. Interest	—	—	412	412
Total	$—	$—	$881,622	$881,622
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

The following tables present change for the three months ended March 31, 2025 and 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended March 31, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$769,665	$706	$8,000	$—	$778,371
Purchases of investments	129,523	—	—	434	129,957
Proceeds from principal repayments and sales of investments	(26,453)	—	—	—	(26,453)
Accretion of discount/amortization of premium	570	—	—	—	570
Payment-in-kind interest and fees capitalized	403	—	—	—	403
Net realized gain (loss) on investments	435	—	—	—	435
Net change in unrealized appreciation (depreciation)	(1,111)	43	(571)	(22)	(1,661)
Fair value, end of period	$873,032	$749	$7,429	$412	$881,622
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$(683)	$43	$(571)	$(22)	$(1,233)

	Three months ended March 31, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$244,061	$—	$—	$—	$244,061
Purchases of investments	25,410	—	—	—	25,410
Proceeds from principal repayments and sales of investments	(517)	—	—	—	(517)
Accretion of discount/amortization of premium	325	—	—	—	325
Net change in unrealized appreciation (depreciation)	(399)	—	—	—	(399)
Fair value, end of period	$268,880	$—	$—	$—	$268,880
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$(399)	$—	$—	$—	$(399)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$873,032	Yield analysis	Discount rate	6.4%	13.1%	8.7%
Investments in Common Stock	7,429	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.0x	12.0x	12.0x
		Discounted cash flows	Discount rate	15.3%	15.3%	15.3%
Investments in Preferred Stock	749	Yield analysis	Discount rate	13.1%	13.1%	13.1%
Investments in L.P. Interest	412	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	14.6x	14.6x	14.6x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
	$881,622
(1)
Weighted averages are calculated based on fair value of investments.

	December 31, 2024
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$769,665	Yield analysis	Discount rate	8.0%	12.8%	9.0%
Investments in Common Stock	8,000	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	14.1x	14.1x	14.1x
		Discounted cash flows	Discount rate	15.2%	15.2%	15.2%
Investments in Preferred Stock	706	Yield analysis	Discount rate	17.1%	17.1%	17.1%
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 180.9% and 181.3%, respectively.

The Company’s outstanding debt obligations as of March 31, 2025 were as follows (in thousands):

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$400,000	$213,664	$213,664	$213,664	$186,336	$67,052
Revolving Credit Facility	125,000	—	—	—	125,000	125,000
2025 CLO Notes (4)	272,000	272,000	269,076	269,960	—	—
Total Debt Obligations	$797,000	$485,664	$482,740	$483,624	$311,336	$192,052

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2025.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $2.9 million as of March 31, 2025.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Average debt outstanding	$493,150	$119,218
Maximum amount of debt outstanding	$536,959	$157,403

Weighted average annualized interest cost (1)	7.00%	8.72%
Annualized amortized debt issuance cost	0.33%	0.25%
Total annualized interest cost	7.33%	8.97%

Average 1-month SOFR rate	4.31%	5.32%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three months ended March 31, 2025 and 2024 were $0.3 million and $0.5 million, respectively.

The components of interest expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Borrowing interest expense	$7,886	$2,425
Facility undrawn and unused fees	302	513
Amortization of financing costs and debt issuance costs	564	315
Total interest expense	$8,752	$3,253

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

The aggregate lender commitments under the Senior Secured Credit Facility were decreased to $400 million upon completion of the 2025 Debt Securitization (as defined below) with scheduled increases of $100.0 million on June 1, 2025, September 1, 2025, December 31, 2025, and March 1, 2026 to a maximum facility amount under the Credit Agreement of $800.0 million on March 1, 2026. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

Borrowings under the Senior Secured Credit Facility will bear interest at Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 6 months from the 2025 Debt Securitization (as defined below) and 0.65% thereafter. In addition, under the Senior Secured Credit Facility, the Company is required to utilize a minimum amount of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Investments at fair value	$457,915	$756,385
Restricted cash	15,419	16,114
Interest receivable	3,867	4,552
Deferred financing costs	6,759	7,096
Prepaid expenses and other assets	25	10
Total assets	$483,985	$784,157
Liabilities
Debt	$213,664	$432,518
Payable for investments purchased	4,550	—
Interest payable	3,012	7,445
Accrued expenses and other liabilities	31	100
Total liabilities	$221,257	$440,063

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the “Revolving Credit Facility”), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an aggregate amount of up to $125 million. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Debt Securitizations

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

The following table presents information on the 2025 Debt Securitization:

	March 31, 2025
	Principal Outstanding	Type	Interest Rate	Credit Rating
Class A Notes	$232,000	Senior Secured Floating Rate	S + 1.55%	AAA
Class B Notes	40,000	Senior Secured Floating Rate	S + 1.80%	AA
Class C Notes (1)	32,000	Secured Deferrable Floating Rate	S + 2.25%	A
Total Secured Notes	$304,000
Subordinated Notes (1)	99,200		None	Not rated
Total Notes	$403,200
(1)
The Company retained all of the 2025 Class C Notes and 2025 Subordinated Notes issued in the 2025 Debt Securitization which are eliminated in consolidation.

The 2025 CLO Secured Notes are secured by all of the CLO’s assets. The CLO’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the CLO as of March 31, 2025 are as follows (in thousands):

March 31, 2025
Assets
Investments at fair value	$396,693
Restricted cash	4,906
Interest receivable	556
Prepaid expenses and other assets	38
Total assets	$402,193
Liabilities
Debt, net of debt issuance costs of $2,924, at March 31, 2025 (1)	$269,076
Interest payable	601
Accrued expenses and other liabilities	739
Total liabilities	$270,416
(1)
Excludes the 2025 Class C Notes and 2025 Subordinated Notes which are eliminated in consolidation.

As part of the CLO transaction, the SPV sold and transferred certain loans to the Issuer for the purchase price set forth in a loan sale agreement. Such loans constituted the initial portfolio of assets securing the 2025 CLO Secured Notes. In connection with such sale and transfer, the SPV made customary representations, warranties and covenants to the Issuer.

Jefferies Credit Management LLC serves as portfolio manager for the Issuer under a portfolio management agreement and has agreed to irrevocably waive all fees payable to it so long as it is the portfolio manager under the portfolio management agreement.

Note 7. Net Assets

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share.

Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

The following table summarizes the total shares issued and proceeds received for the three months ended March 31, 2025 and 2024 (in thousands, except share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	2,531,743	$36,893	200,347	$3,000
Distributions reinvested	61,643	910	—	—
Total	2,593,386	$37,803	200,347	$3,000

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following table summarizes each month-end NAV per share during the three months ended March 31, 2025 and 2024:

For the Month Ended	NAV Per Share
January 31, 2025	$14.58
February 28, 2025	$14.57
March 31, 2025	$14.55

For the Month Ended	NAV Per Share
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
			$0.3865	$9,918

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three months ended March 31, 2025 and 2024, $0.9 million and $0.0 million, respectively, was reinvested by stockholders.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers shortly after the tender offer window terminates using a purchase price equal to the NAV per share as of the valuation date in the tender offer, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the Common Shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

There were no share repurchases during the three months ended March 31, 2025 and 2024.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three months ended March 31,
	2025	2024
Net increase in net assets resulting from operations	$8,739	$3,914
Weighted average common stock outstanding	25,631,994	11,738,844
Net increase in net assets per share resulting from operations - basic and diluted	$0.34	$0.33

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of March 31, 2025 and December 31, 2024, the total unfunded commitments were $192.5 million and $152.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three months ended March 31,
	2025	2024
Per Share Data:
Net asset value at beginning of period	$14.60	$14.75
Net investment income (1)	0.39	0.37
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.05)	(0.04)
Net increase (decrease) in net assets resulting from operations	14.94	15.08
Distributions declared (3)	(0.39)	(0.13)
Net asset value at end of period	$14.55	$14.95

Total return based on net asset value (4)	2.4%	2.2%
Shares outstanding, end of period	27,006,545	11,870,941
Weighted average shares outstanding	25,631,994	11,738,844

Ratio/Supplemental Data:
Net assets at end of period	$393,005	$177,485
Annualized ratio of net expenses to average net assets (5)	12.0%	8.6%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.1%	12.5%
Annualized ratio of net investment income to average net assets (5)	10.4%	10.3%
Portfolio turnover rate (7)	2.8%	0.0%
Asset coverage ratio, end of period	180.9%	212.8%

Capital Commitments Data:
Capital commitments, end of period	$834,106	$715,000
Funded capital commitments, end of period	$391,862	$170,500
% of capital commitments funded	47.0%	23.8%

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
(5)
Net expenses include interest expense and all other company operating expenses. Amounts are annualized with the exception of certain non-recurring income and expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(6)
Voluntary waivers include expense support, management fees and incentive fees.
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average investments during the period. For the three months ended March 31, 2025, two portfolio companies repaid their loans in full. For the three months ended March 31, 2024, there were no portfolio companies that repaid loans in full.

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation by investing primarily in senior secured loans to U.S. companies in the upper middle market. The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance. Net Investment Income is comprised of consolidated total investment income and consolidated total net operating expenses, which are considered the key segment measures of profit or loss received by the CODM. In addition to other factors and metrics, the CODM utilizes net investment income as a key metric in determining distributions to be paid to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that, except as disclosed below, there are no subsequent events outside of the ordinary scope of business that require adjustment to, or disclosure in the consolidated financial statements.

The Company received $33.9 million ($25.3 million of which was received prior to March 31, 2025 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective April 1, 2025 and May 1, 2025.

On April 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of December 31, 2024 that are tendered by shareholders by 11:59 p.m., Eastern Time, on April 28, 2025 and not withdrawn. On May 2, 2025, the Company repurchased 7,417 common shares for an aggregate of $0.1 million pursuant to the terms of the tender offer.

On April 29, 2025, the Company’s Board of Directors declared a distribution of $0.1252 per share, which is payable on May 15, 2025 to shareholders of record as of April 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended March 31,
	2025	2024
Total investments, beginning of period	$773,069	$240,879
New investments purchased	129,957	25,410
Net accretion of discount on investments	570	325
Payment-in-kind interest and fees capitalized	403	—
Net realized gain (loss) on investments	435	—
Investments repaid	(26,453)	(517)
Total investments, end of period	$877,981	$266,097

Portfolio Companies at beginning of period	50	22
Number of new Portfolio Companies	10	3
Number of exited Portfolio Companies	(2)	—
Portfolio Companies at end of period	58	25

Our portfolio composition and weighted average yields as of March 31, 2025 and December 31, 2024 was as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.9%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.9%	9.9%
Weighted average EBITDA (2)	$226	$208
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.0%	98.9%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Total investment income	$21,083	$8,216
Net expenses	11,118	3,903
Net investment income	9,965	4,313
Net realized gain (loss)	435	—
Net change in unrealized appreciation (depreciation)	(1,661)	(399)
Net increase in net assets resulting from operations	$8,739	$3,914

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment Income

Investment income, was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest income	$19,964	$8,111
Payment-in-kind interest income	454	—
Other income	665	105
Total investment income	$21,083	$8,216

For the three months ended March 31, 2025 and 2024, total investment income was $21.1 million and $8.2 million, respectively, primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $881.6 million at March 31, 2025 from $268.9 million at March 31, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest and other financing expenses	$8,752	$3,253
Management fees	1,158	544
Income-based incentive fees	1,208	539
Capital gains incentive fees	—	(50)
Other general and administrative expenses	1,508	1,596
Total expenses before fee waiver and expense support	12,626	5,882
Expense support	(1,508)	(1,164)
Management fees waived	—	(326)
Incentive fees waived	—	(489)
Net expenses	$11,118	$3,903

For the three months ended March 31, 2025 and 2024, net expenses were $11.1 million and $3.9 million, respectively, primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $8.8 million and $3.3 million, respectively, for the three months ended March 31, 2025 and 2024 was driven by $493.2 million and $119.2 million, respectively, of average debt outstanding.

Management fees

For the three months ended March 31, 2025 and 2024, management fees were $1.2 million and $0.5 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets through December 31, 2024, which resulted in a waiver of $0.3 million for the three months ended March 31, 2024. No management fees have been waived for the three months ended March 31, 2025.

Incentive fees

For the three months ended March 31, 2025 and 2024, total incentive fees were $1.2 million and $0.5 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2024, which resulted in a waiver of $0.5 million for the three months ended March 31, 2024. No incentive fees have been waived for the three months ended March 31, 2025.

Expense support

For the three months ended March 31, 2025 and 2024, the Company received $1.5 million and $1.2 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three months ended March 31, 2025 and 2024, we had $0.4 million and $0.0 million realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended March 31,
	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(1,661)	$(399)

For the three months ended March 31, 2025 and 2024, we recognized gross unrealized appreciation on investments of $1.0 million and $0.6 million, respectively, and gross unrealized depreciation on investments of $2.7 million and $1.0 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $1.7 million and $(0.4) million, respectively on investments.

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

As of March 31, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $400 million that is committed to increase incrementally to $800 million by March 1, 2026 and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facilities, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC and the amount of principal and interest collections received as well as amounts in reserve held at Jefferies Credit Partners BDC CLO I Ltd.

Debt

As of March 31, 2025, we had an aggregate principal amount of $485.7 million of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
			$0.3865	$9,918

Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three months ended March 31, 2025 and 2024, $0.9 million and $0.0 million, respectively, was reinvested by stockholders.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers shortly after the tender offer window terminates using a purchase price equal to the NAV per share as of the valuation date in the tender offer, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the Common Shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

On April 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of December 31, 2024 that are tendered by shareholders by 11:59 p.m., Eastern Time, on April 28, 2025 and not withdrawn. The Company repurchased an aggregate of 7,417 common shares for $0.1 million pursuant to the terms of the tender offer.

Equity

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share and 100,000,000 shares of preferred stock, par value $0.001 per share.

Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

The following table summarizes the total shares issued and proceeds received for the three months ended March 31, 2025 and 2024 (in thousands, except share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares	Amount	Shares	Amount
Proceeds from shares sold	2,531,743	$36,893	200,347	$3,000
Distributions reinvested	61,643	910	—	—
Total	2,593,386	$37,803	200,347	$3,000

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Investment Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Investment Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in Note 2 and Note 3 to the consolidated financial statements.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Expense Support Agreement
•
Co-Investment Exemptive Relief
•
Multi-Class Exemptive Relief
•
Placement Agreement
•
Due to Investment Adviser
•
Trademark Sub-License Agreement

See Note 3 to the consolidated financial statements for additional information.

Recent Developments

See Note 12 to the consolidated financial statements for a summary of recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of elevated interest rates in response to inflation and significant volatility in the financial markets due to the Russian/Ukraine and Middle East conflicts, has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Notes Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Notes Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$17,585	$(9,713)	$7,872
Up 100 basis points	8,792	(4,857)	3,935
Up 50 basis points	4,396	(2,428)	1,968
Down 50 basis points	(4,396)	2,428	(1,968)
Down 100 basis points	(8,792)	4,857	(3,935)
Down 200 basis points	(17,585)	9,713	(7,872)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. As of March 31, 2025, there are no material changes to our risk factors, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended March 31, 2025 were previously disclosed in its Current Reports on Form 8-K.

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
4.1

Indenture, dated March 20, 2025, by and between Jefferies Credit Partners BDC CLO I LTD and Jefferies Credit Partners BDC CLO I LTD, as co-issuers and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

4.2	Form of Subscription Agreement
10.1

Amendment No. 3, dated as of March 13, 2025, to the Loan and Security Agreement among JCP BDC SPV I LLC, Jefferies Credit Partners BDC Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

10.2

Amendment No. 1, dated as of March 21, 2025, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

10.3

Master Loan Sale Agreement, dated as of March 20, 2025, among Jefferies Credit Partners BDC Inc. and JCP BDC SPV I LLC as sellers and Jefferies Credit Partners BDC CLO I LTD as purchaser (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

10.4

Sale Agreement, dated as of March 20, 2025, among JCP BDC SPV I LLC as seller and Jefferies Credit Partners BDC CLO I LTD as purchaser (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 25, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Jefferies Credit Partners BDC Inc.

Date: May 14, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)