Form 10-Q
period 2025-06-30
Jefferies Credit Partners BDC Inc.
filed 2025-08-13
CIK 1959604

.85n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 34,424,184 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,087,496 and $773,069, at June 30, 2025 and December 31, 2024, respectively)	$1,089,314	$778,371
Cash and cash equivalents	5,798	7,995
Restricted cash	32,745	16,114
Interest receivable	5,047	4,740
Deferred financing costs	6,731	7,630
Deferred offering costs	227	113
Due from Investment Adviser	368	516
Prepaid expenses and other assets	214	342
Total assets	$1,140,444	$815,821
Liabilities
Debt, net of debt issuance costs of $2,669 and $0, at June 30, 2025 and December 31, 2024, respectively	$622,985	$438,518
Subscriptions received in advance	11,410	7,087
Distributions payable	3,991	4,860
Interest payable	9,461	7,485
Management fees payable	1,377	392
Income based incentive fees payable	1,431	—
Accrued expenses and other liabilities	2,095	1,098
Total liabilities	$652,750	$459,440
Commitments and contingencies (Note 9)
Total net assets	$487,694	$356,381
Net Assets
Common shares, par value $0.001 (33,654,712 and 24,413,159, shares issued and outstanding, at June 30, 2025 and December 31, 2024, respectively)	$34	$24
Additional paid-in capital	490,779	356,611
Accumulated distributable earnings	(3,119)	(254)
Total net assets	$487,694	$356,381

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$487,694	$356,381
Common shares outstanding ($0.001 par value, 600,000,000 and 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively)	33,654,712	24,413,159
Net asset value per share	$14.49	$14.60
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at June 30, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at June 30, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$23,735	$9,373	$43,699	$17,484
Payment-in-kind interest income	179	235	633	235
Other income	654	311	1,319	416
Total investment income	24,568	9,919	45,651	18,135
Operating Expenses
Interest and other financing expenses	10,317	4,232	19,069	7,485
Management fees	1,377	576	2,535	1,120
Income-based incentive fees	1,431	751	2,639	1,290
Capital gains incentive fees	—	(8)	—	(58)
Other general and administrative expenses	1,425	1,591	2,933	3,187
Total expenses before fee waiver and expense support	14,550	7,142	27,176	13,024
Expense support	(1,418)	(2,142)	(2,926)	(3,306)
Management fees waived	—	(346)	—	(672)
Incentive fees waived	—	(743)	—	(1,232)
Net expenses	13,132	3,911	24,250	7,814
Net investment income	11,436	6,008	21,401	10,321
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	90	—	525	—
Net realized gain (loss)	90	—	525	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,823)	(65)	(3,484)	(464)
Net change in unrealized appreciation (depreciation)	(1,823)	(65)	(3,484)	(464)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(1,733)	(65)	(2,959)	(464)
Net Increase in Net Assets Resulting from Operations	$9,703	$5,943	$18,442	$9,857
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.32	$0.48	$0.66	$0.82
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	30,046,148	12,370,426	27,851,265	12,054,635

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$11,436	$6,008	$21,401	$10,321
Net realized gains (losses)	90	—	525	—
Net change in unrealized appreciation (depreciation)	(1,823)	(65)	(3,484)	(464)
Net increase in net assets resulting from operations	9,703	5,943	18,442	9,857

Distributions to Shareholders (1)
Class I	(11,389)	(4,376)	(21,307)	(5,913)
Class S	—	—	—	—
Class D	—	—	—	—
Net decrease in net assets resulting from distributions to shareholders	(11,389)	(4,376)	(21,307)	(5,913)

Capital Share Transactions (1)
Class I:
Issuance of common shares	95,352	14,000	132,245	17,000
Distributions reinvested	1,166	—	2,076	—
Repurchase of common shares, net of early repurchase deduction	(143)	—	(143)	—
Net increase in net assets resulting from share transactions	96,375	14,000	134,178	17,000
Class S:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—
Class D:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—

Net Assets
Total increase (decrease) in net assets during the period	94,689	15,567	131,313	20,944
Net Assets, beginning of period	393,005	177,485	356,381	172,108
Net Assets at End of Period	$487,694	$193,052	$487,694	$193,052

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Six months ended June 30,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$18,442	$9,857
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(525)	—
Net change in unrealized (appreciation) depreciation on investments	3,484	464
Net accretion of discount and amortization of premium	(1,144)	(750)
Amortization of deferred financing costs	1,152	631
Amortization of debt issuance costs	288	—
Amortization of offering costs	135	921
Payment-in-kind interest and fees capitalized	(651)	(204)
Purchase of investments	(351,039)	(113,782)
Proceeds from sale of investments and principal repayments	38,932	2,803
Changes in assets and liabilities:
Interest receivable	(307)	(1,759)
Due from Investment Adviser	148	659
Prepaid expenses and other assets	128	148
Management fees payable	985	179
Incentive fees payable	1,431	—
Interest payable	1,976	3,060
Due to Investment Adviser	—	(45)
Accrued expenses and other liabilities	371	448
Net Cash Used in Operating Activities	(286,194)	(97,370)
Financing Activities
Issuance of debt	272,000	—
Borrowings on debt	316,500	127,564
Repayments on debt	(401,365)	(66,000)
Financing costs paid and deferred	(250)	(52)
Debt issuance costs paid and deferred	(2,568)	—
Offering costs paid and deferred	(14)	—
Subscriptions received in advance	11,410	5,660
Proceeds from issuance of common shares	125,158	17,000
Repurchase of common shares, net of early repurchase deduction	(143)	—
Distributions paid to shareholders	(20,100)	(5,913)
Net Cash Provided by Financing Activities	300,628	78,259
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	14,434	(19,111)
Cash and cash equivalents and restricted cash, beginning of period	24,109	72,966
Cash and cash equivalents and restricted cash, end of period	$38,543	$53,855

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$15,655	$3,793
Cash paid for taxes	—	56
Accrued but unpaid debt financing costs	72	—
Distributions payable	3,991	—
Accrued but unpaid debt issuance costs	388	—
Accrued but unpaid offering costs	249	282
Distributions reinvested in common shares	2,076	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,798	$7,995
Restricted cash	32,745	16,114
Cash and cash equivalents and restricted cash	$38,543	$24,109

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	$21,872	$21,710	$21,708		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	—	(17)	(34)		17
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	76	73	73		8,17
					21,766	21,747	4.5%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,612	11,431	11,524		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(6)	(14)		17
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	3,701	3,501	3,701		8
					14,926	15,211	3.1%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	7,002	6,785	6,932		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	2,905	2,801	2,876		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,371	7,117	7,298		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	2,321	2,171	2,297		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(5)		7,17
					18,872	19,398	4.0%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,580	11,526	11,523		8
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	398	380	363		8,17
Firebird Acquisition Corp, Inc.	First Lien Revolver	S + 4.50%	2/2/2032	—	(2)	(2)		17
Geo TopCo Corporation	First Lien Term Loan	S + 4.75%	10/15/2031	18,407	18,236	18,360		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	10/15/2031	2,931	2,886	2,914		8,17
Geo TopCo Corporation	First Lien Revolver	S + 4.75%	10/15/2031	120	117	119		8,17
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,482	5,434	5,482		7
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	1,308	1,295	1,308		8,17
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(3)	—		17
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	492	483	487		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	—	(1)	(1)		17
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	10	9	10		7,17
Populous Global II, LLC	First Lien Term Loan	S + 5.00%	4/12/2032	20,651	20,449	20,444		8
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/12/2032	—	(9)	(19)		17
Populous Global II, LLC	First Lien Revolver	S + 5.00%	4/11/2031	—	(4)	(4)		17
					60,796	60,984	12.5%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	16,194	15,985	15,789		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	459	425	339		8,17
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	190	185	181		8,17
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,746	5,690	5,717		8
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	6,944	6,836	6,860		8,17
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	21,814	21,714	21,760		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	813	800	797
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	4,553	4,509	4,507		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,417	3,349	3,310		8,17
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,035	3,035	3,005		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	—	(3)	(3)		17

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Diversified Consumer Services, continued
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	$10,360	$10,257	$10,257		8
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	—	(16)	(33)		17
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(4)	(4)		17
					72,762	72,482	14.9%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	13,207	13,088	13,207		8
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	5,283	5,235	5,283		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2031	—	(29)	—		17
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(3)	—		17
Wildcat Topco, Inc	First Lien Term Loan	S + 4.75%	11/17/2031	15,200	15,057	15,161		8
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(12)	(6)		17
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	29	26	28		13,17
					33,362	33,673	6.9%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,019	1,998	2,019		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,783	4,733	4,783		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,350	6,261	6,350		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,440	7,324	7,440		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,171	3,143	3,171		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(2)	—		17
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	48	45	48		8,17
					23,502	23,811	4.9%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	5,505	5,451	5,450		8
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	—	(46)	(94)		17
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,377	24,256	24,256		8
					29,661	29,612	6.1%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	243	239	243		8,16
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,532	3,480	3,532		8
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(2)	—		17
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	64	60	64		8,17
					3,777	3,839	0.8%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	15,044	14,642	15,043		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	4,403	4,348	4,403		7
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 529	360	383		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	21,922	21,608	21,594		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 56,586	360	387		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(5)	(5)		17
					41,313	41,805	8.6%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	19,107	18,850	19,107		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.00%	7/2/2031	1,253	1,221	1,253		7,17
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.00%	7/2/2031	—	(5)	—		17
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.00%	7/2/2031	4,227	4,207	4,227		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	25,778	25,503	25,391		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(17)	(44)		17
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(4)	(5)		17
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,929	21,562	20,778		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(22)	(152)		17
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(5)	(18)		17

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	$7,085	$6,976	$7,085		8,17
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	14,016	13,878	13,876		8
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,162	3,131	3,130		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(3)	(6)		17
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	(1)	(1)		17
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	12,678	12,490	12,488		8
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(13)	(27)		17
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(4)	(4)		17
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	7,206	7,141	7,206		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(3)	—		17
					114,882	114,284	23.3%
Health Care Technology
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	8,845	8,801	8,800		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	14,151	14,082	14,080		7
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	(1)		17
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,960	17,706	17,691		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(5)	(5)		17
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,582	13,460	13,514		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	797	789	793		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	224	222	223		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(31)		17
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(20)		17
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(30)		17
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	(2)		17
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	(2)		17
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	10,684	10,577	10,577		7
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	—	(4)	(4)		17
					65,624	65,583	13.4%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,953	12,848	12,953		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	2,601	2,531	2,601		8,17
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	244	241	244		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	109	106	109		8,17
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	10,160	9,916	10,135		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	6,710	6,630	6,710		7,17
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	17,078	16,936	17,078		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(17)	—		17
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(3)	—		17
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	25,409	25,356	25,409		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(3)	—		17
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,961	10,961	10,961		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	—	(12)	—		17
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	(1)	—		17
					85,489	86,200	17.7%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	12,695	12,448	12,599		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	3,130	3,069	3,107		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	9,882	9,721	9,804		8,17

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
IT Services, continued
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	$5,345	$5,273	$5,292		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(13)	(20)		17
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	39	34	35		7,17
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	13,554	13,424	13,520		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	1,249	1,221	1,238		8,17
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	29	26	28		8,17
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	20,152	19,969	20,152		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	1,042	1,016	1,042		8,17
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(3)	—		17
					66,185	66,797	13.7%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,970	24,855	24,970		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	—		17
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	12,854	12,823	12,822		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(14)		17
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	(1)		17
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	(1)	(1)		17
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,253	9,161	9,160		8
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€341	391	398		12
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(13)	(26)		17
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	96	94	94		8,17
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	—	(1)	(1)		17
					47,306	47,401	9.7%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 5.25%	10/26/2027	16,089	15,971	16,089		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/26/2027	—	(22)	—		17
Harvey Tool Company, LLC	First Lien Revolver	S + 5.25%	10/26/2027	—	(2)	—		17
					15,947	16,089	3.3%
Media
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,542	15,540		8
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(17)	(35)		17
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	(2)		17
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	8,817	8,773	8,772		7
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(15)	(31)		17
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	(2)		17
					24,279	24,242	5.0%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,959	17,621	17,869		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(7)	(2)		17
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Term Loan	S + 4.75%	11/18/2031	8,822	8,739	8,778		8
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	S + 4.75%	11/18/2031	949	923	926		8,17
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	S + 4.75%	11/18/2031	—	(2)	(1)		17
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	15,227	14,827	15,113		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,917	1,899	1,903		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	1,011	985	1,004		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(7)	(17)		17
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	15	14	14		7,17
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.75%	9/5/2031	13,428	13,305	13,428		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	9/5/2031	—	(10)	—		17
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.75%	9/5/2031	—	(3)	—		17
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,487	1,453	1,483		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	275	257	269		8,17

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	$15,029	$14,837	$15,029		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(2)	—		17
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/1/2029	16,310	15,980	16,310		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.50%	12/1/2028	—	(3)	—		17
					90,806	92,106	18.9%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 5.00%	12/10/2029	16,081	16,002	16,001		8
Atlas US Finco, Inc.	First Lien Revolver	S + 5.00%	12/11/2028	—	(2)	(2)		17
					16,000	15,999	3.3%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,153	20,034	20,153		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	13	10	13		8,17
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	—	(3)	—		17
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,275	21,097	21,275		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,402	1,384	1,402		7
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		17
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	17,429	17,273	17,386		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	529	511	520		8,17
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	(1)		17
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,350	17,144	17,350		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(6)	—		17
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	25	21	25		7,17
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,137	5,117	5,111		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(36)	(75)		17
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	951	946	939		8,17
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	26	25	24		8,17
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	11,911	11,854	11,911		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(8)	—		17
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		17
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,357	18,865	19,357		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	43	43	43		8,17
Rally Buyer, Inc.	First Lien Term Loan	S + 5.75%	7/19/2028	12,390	12,260	11,709		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	7/19/2028	2,832	2,797	2,676		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 3.00% PIK)	9/30/2031	23,718	23,504	23,718		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	—		17
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	17,301	17,130	17,128		8
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(7)	(15)		17
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	122	119	119		8,17
					170,064	170,768	35.0%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,597	22,217	22,597		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	2,502	2,427	2,502		8,17
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	174	169	174		8,17

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Trading Companies & Distributors, continued
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	$20,152	$20,113	$20,152		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		17
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,821	13,947		14
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	1,813	1,784	1,813		15,17
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		17
					60,527	61,185	12.5%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					1,077,846	1,083,216	222.1%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	$781	$780
					781	780
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	4,848
					8,435	4,848
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	468
Firebird Co-Invest L.P.	L.P. Interest			—	—	2
					434	470
Total non-controlled-non-affiliated Portfolio Company equity investments					9,650	6,098	1.3%
Total non-controlled-non-affiliated Portfolio Company investments					$1,087,496	$1,089,314	223.4%

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of June 30, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2025 was 4.29%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2025 was 4.15%.
(10)
The interest rate on these loans is subject to 3-month CORRA, which as of June 30, 2025 was 2.68%.
(11)
The interest rate on these loans is subject to the floor which as of June 30, 2025 was 0.75%.
(12)
The interest rate on these loans is subject to 3-month EURIBOR, which as of June 30, 2025 was 1.94%.
(13)
The interest rate on these loans is subject to U.S. Prime Rate, which as of June 30, 2025 was 7.50%.
(14)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of June 30, 2025 was. 4.15%.
(15)
The interest rate on $1.2 million of principal loans is subject to 1-month SOFR, which as of June 30, 2025 was 4.32% and the interest rate on $0.6 million of principal loans is subject to 6-month SOFR, which as of June 30, 2025 was. 4.15%.
(16)
The issuer of this investment is domiciled in Canada.
(17)
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of June 30, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$2,233	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	355	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(108)
Any Hour LLC	First Lien Revolver	5/23/2030	162	(4)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	9,873	(49)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	1,347	—
Aptean, Inc.	First Lien Revolver	1/30/2031	495	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	9,421	(94)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	(2)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(5)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	360	(2)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	2,001	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	174	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	(1)
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	(14)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	3,535	(18)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	240	(1)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	3,117	(8)
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	(1)
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	2,209	(17)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	156	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	2,918	(44)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	(5)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	414	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	301	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	324	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	323	—
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	2/1/2027	6,369	(32)
Firebird Acquisition Corp, Inc.	First Lien Revolver	2/2/2032	365	(2)
Firebird Co-Invest L.P.	L.P. Interest		23	2
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,075	(5)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	13,431	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	239	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	3,886	(10)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	240	(1)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,601	(8)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	14,976	(75)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	326	(2)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	6,454	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	208	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	4,490	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	6,107	(31)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	6,092	(30)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2025

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	$4,036	$(20)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	411	(2)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(2)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	7,227	(72)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	365	(4)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	179	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	1,434	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	155	(2)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	62	(1)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	5,415	(14)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	365	(1)
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	365	(1)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(152)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(18)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	1,909	(19)
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	(4)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,410	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	632	(6)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	53	(1)
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	6,942	(35)
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	(2)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/22/2025	521	(4)
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	3,272	(33)
Redwood Services, LP	First Lien Revolver	6/16/2032	386	(4)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	1,949	(19)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	326	(3)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	1,829	(27)
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	242	(4)
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	365	(5)
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	6,223	(31)
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	(2)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	3,465	(9)
Tau Buyer, LLC	First Lien Revolver	2/2/2032	336	(1)
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	2,619	(26)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	116	(1)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	173	(2)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	6,637	—
Trystar, LLC	First Lien Revolver	9/10/2031	360	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	1,514	(15)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	254	(3)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	378	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	2,836	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	3,775	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	358	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	—
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	4,588	(34)
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	302	(2)
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	(7)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	331	(1)
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	5,212	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	225	—
Total Unfunded Portfolio Company Commitments			$230,589	$(1,166)

(1)
The commitment expiration date for this investment is determined based on the occurrence of a transaction.

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2024

(In thousands, except for share and per share data)

Portfolio Company (13)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software
Aptean, Inc.	First Lien Term Loan	S + 5.00%	1/30/2031	$11,410	$11,307	$11,410		7
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	1/30/2031	186	182	186		7,9
Aptean, Inc.	First Lien Revolver	S + 5.25%	1/30/2031	—	(3)	—		9
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,383	21,192	21,383		6
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,409	1,384	1,410		6,9
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		9
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	16,501	16,344	16,501		6
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	—	(22)	—		9
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	—		9
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	16,908	16,687	16,909		6
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(5)	—		9
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	10	6	10		6,9
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,164	5,142	5,164		7
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	567	561	567		7,9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	—	(1)	—		9
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,456	18,912	19,407		7
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	26	26	23		7,9
Rally Buyer, Inc.	First Lien Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	12,398	12,250	11,841		7
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.00% (includes 1.75% PIK)	7/19/2028	2,834	2,794	2,707		7
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00% (includes 3.00% PIK)	9/30/2031	23,600	23,372	23,364		7
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		9
					130,118	130,878	36.7%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,712	22,305	22,712		7
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	1,603	1,523	1,603		7,9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	87	81	87		7,9
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	19,976	19,933	19,976		7
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,814	13,947		12
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	1,224	1,196	1,224		5,9
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		9
					58,848	59,549	16.7%
Total non-controlled-non-affiliated Portfolio Company debt investments (10)					763,899	769,665	216.0%

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

December 31, 2024

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of December 31, 2024 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$3,252	$(16)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	355	(2)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(65)
Any Hour LLC	First Lien Revolver	5/23/2030	183	(3)
Aptean, Inc.	First Lien Delayed Draw Term Loan	1/30/2026	522	—
Aptean, Inc.	First Lien Revolver	1/30/2031	348	—
AVSC Holding Corp.	First Lien Revolver	12/5/2029	360	(7)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	2,913	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	261	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	5/28/2025	1,028	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	(14)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Delayed Draw Term Loan	11/18/2026	4,486	(45)
Carr, Riggs and Ingram Capital, L.L.C.	First Lien Revolver	11/18/2031	210	(2)
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	4,660	—
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	—
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	3,811	(38)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	45	—
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	414	(4)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	350	(3)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	(23)
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	(4)
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	852	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	337	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,351	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	15,746	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	319	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	6,817	(68)
Geo TopCo Corporation	First Lien Revolver	10/15/2031	240	(2)
The GI Alliance Management, LLC	First Lien Delayed Draw Term Loan	3/6/2026	6,938	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,989	—
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	352	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	4/15/2026	6,350	(16)
Harvey Tool Company, LLC	First Lien Revolver	4/15/2030	352	(1)
Healthedge Software, Inc	First Lien Revolver	7/16/2031	361	—
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	9,374	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	1,138	—
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	(2)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	8,008	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2025	3,212	(32)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	7/23/2026	4,015	(40)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(4)
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	1,450	(4)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	155	(3)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	66	(1)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	5/10/2026	1,108	(3)
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(102)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(12)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	18,014	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,410	—
Qnnect, LLC	First Lien Delayed Draw Term Loan	5/2/2025	2,253	(23)
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	8/22/2025	521	(5)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	(4)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	6,637	(66)
Trystar, LLC	First Lien Revolver	9/10/2031	360	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	3,425	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	4,823	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	304	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	(27)
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	360	(3)
Total Unfunded Portfolio Company Commitments			$152,628	$(653)

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2025 and December 31, 2024 was $5.8 million and $8.0 million, respectively. Restricted cash held as of June 30, 2025 and December 31, 2024 was $32.7 million and $16.1 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended June 30, 2025 and 2024, PIK income earned was $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2025 and 2024, PIK income earned was $0.6 million and $0.2 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the three and six months ended June 30, 2025, the Company repurchased 7,417 Class I common shares for an aggregate of $0.1 million pursuant to the terms of a tender offer made during the period. There were no share repurchases during the three and six months ended June 30, 2024.

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

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements are met. Subject to certain limitation under the Code, corporate distributions would be eligible for the dividend-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

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

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Board of Directors approved the continuance of the Investment Advisory Agreement for an additional one year period through September 25, 2026. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2025, the Company recognized $1.4 million and $2.5 million, respectively, of management fees, and $1.4 million and $2.6 million, respectively, of incentive fees before the impact of waived fees. For the three and six months ended June 30, 2024, the Company recognized $0.6 million and $1.1 million, respectively, of management fees, and $0.7 million and $1.2 million, respectively, of incentive fees before the impact of waived fees. No management fees or incentive fees have been waived for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, $0.3 million and $0.7 million, respectively, of management fees were waived and $0.7 million and $1.2 million, respectively, of incentive fees were waived.

As of June 30, 2025 and December 31, 2024, management fees payable were $1.4 million and $0.4 million, respectively. As of June 30, 2025, incentive fees payable were $1.4 million. There were no incentives fees payable as of December 31, 2024.

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

During the three and six months ended June 30, 2025, the Investment Adviser provided $1.4 million and $2.9 million of expense support, respectively (including $1.1 million and $2.0 million, respectively of Voluntary Expense Payments for the three and six months ended June 30, 2025). During three and six months ended June 30, 2024, the Investment Adviser provided $2.1 million and $3.3 million of expense support, respectively (including $1.0 million of Voluntary Expense Payments for the three and six months ended June 30, 2025 and 2024).

The Company did not have any obligation to make a Reimbursement Payment as of June 30, 2025 and December 31, 2024. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $11.9 million.

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

Multi-Class Exemptive Relief

Together with the Investment Adviser, we received an exemptive order (the “Multi-Class Order”) from the SEC to permit us to issue multiple classes of shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Under the terms of the Multi-Class Order, we offer three separate classes of shares designated as Class S Shares, Class D Shares, and Class I Shares. Each class of shares is subject to different fees and expenses. We may offer additional classes of shares in the future.

Distribution and Servicing Plan

On May 14, 2025, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the intermediary manager (the “Intermediary Manager”) with respect to the Class S, Class D and Class I common shares on an annualized basis as a percentage of the Company’s net asset value for such class.

Shareholder Servicing and/or Distribution Fee as a % of Net Asset Value
Class S Shares	0.85%
Class D Shares	0.25%
Class I Shares	—

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the net asset value of the applicable class as of the beginning of the first calendar day of the month and subject to Financial Industry Regulatory Authority, Inc. and other limitations on underwriting compensation.

The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate net asset value for all of the outstanding shares of each such class, it reduces the net asset value with respect to all shares of each such class, including shares issued under the Company’s dividend reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase and are similar to commissions.

For the three and six months ended June 30, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

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

Due to/from Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Organization and offering costs incurred prior to the commencement of operations were reimbursed to the Investment Adviser during the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, due from investment adviser was $0.4 million and $0.5 million, respectively.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of June 30, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.3 million and $0.2 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities Other income in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of June 30, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$1,077,846	99.1%	$1,083,216	99.4%
Common Stock	8,435	0.7%	4,848	0.4%
Preferred Stock	781	0.1%	780	0.1%
L.P. Interest	434	0.1%	470	0.1%
Total	$1,087,496	100.0%	$1,089,314	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$763,899	98.8%	$769,665	98.9%
Common Stock	8,435	1.1%	8,000	1.0%
Preferred Stock	735	0.1%	706	0.1%
Total	$773,069	100.0%	$778,371	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of June 30, 2025 at amortized cost and fair value was as follows (in thousands):

	June 30, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$170,064	15.6%	$170,768	15.7%
Health Care Providers & Services	114,882	10.6%	114,284	10.5%
Professional Services	91,587	8.4%	92,886	8.5%
Insurance	85,489	7.9%	86,200	7.9%
Diversified Consumer Services	72,762	6.8%	72,482	6.7%
IT Services	66,185	6.1%	66,797	6.1%
Health Care Technology	65,624	6.0%	65,583	6.0%
Commercial Services & Supplies	61,230	5.6%	61,454	5.6%
Trading Companies & Distributors	60,527	5.6%	61,185	5.6%
Life Sciences Tools & Services	47,306	4.3%	47,401	4.4%
Health Care Equipment & Supplies	41,313	3.8%	41,805	3.8%
Electrical Equipment	33,362	3.1%	33,673	3.1%
Financial Services	29,661	2.7%	29,612	2.7%
Media	24,279	2.2%	24,242	2.2%
Electronic Equipment, Instruments & Components	23,502	2.2%	23,811	2.2%
Air Freight & Logistics	23,361	2.1%	20,059	1.8%
Aerospace & Defense	21,766	2.0%	21,747	2.0%
Chemicals	18,872	1.7%	19,398	1.8%
Machinery	15,947	1.5%	16,089	1.5%
Real Estate Management & Development	16,000	1.5%	15,999	1.5%
Food Products	3,777	0.3%	3,839	0.4%
Total	$1,087,496	100.0%	$1,089,314	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$130,118	16.8%	$130,878	16.8%
Health Care Providers & Services	94,792	12.3%	95,036	12.2%
Professional Services	88,101	11.4%	89,018	11.4%
Insurance	66,220	8.6%	66,977	8.6%
Trading Companies & Distributors	58,848	7.6%	59,549	7.7%
IT Services	45,385	5.9%	45,858	5.9%
Health Care Technology	41,826	5.4%	41,864	5.4%
Diversified Consumer Services	39,203	5.1%	39,161	5.0%
Electrical Equipment	33,476	4.3%	33,419	4.3%
Electronic Equipment, Instruments & Components	29,518	3.8%	29,700	3.8%
Life Sciences Tools & Services	24,971	3.2%	25,096	3.2%
Commercial Services & Supplies	24,626	3.2%	24,649	3.2%
Air Freight & Logistics	23,339	3.0%	23,223	3.0%
Financial Services	22,749	2.9%	22,877	2.9%
Health Care Equipment & Supplies	17,936	2.3%	18,387	2.4%
Chemicals	16,002	2.1%	16,607	2.1%
Machinery	15,959	2.1%	16,072	2.1%
Total	$773,069	100.0%	$778,371	100.0%

The geographic composition of investments as of June 30, 2025 at cost and fair value was as follows (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,087,257	$1,089,071	99.9%	223.3%
Canada	239	243	0.1%	0.1%
Total	$1,087,496	$1,089,314	100.0%	223.4%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$773,069	$778,371	100.0%	218.4%
Total	$773,069	$778,371	100.0%	218.4%

As of June 30, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of June 30, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$1,083,216	$1,083,216
Common Stock	—	—	4,848	4,848
Preferred Stock	—	—	780	780
L.P. Interest	—	—	470	470
Total	$—	$—	$1,089,314	$1,089,314
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

The following tables present change for the three and six months ended June 30, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$873,032	$749	$7,429	$412	$881,622
Purchases of investments	221,082	—	—	—	221,082
Proceeds from principal repayments and sales of investments	(12,479)	—	—	—	(12,479)
Accretion of discount/amortization of premium	574	—	—	—	574
Payment-in-kind interest and fees capitalized	202	46	—	—	248
Net realized gain (loss) on investments	90	—	—	—	90
Net change in unrealized appreciation (depreciation)	715	(15)	(2,581)	58	(1,823)
Fair value, end of period	$1,083,216	$780	$4,848	$470	$1,089,314
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$813	$(15)	$(2,581)	$58	$(1,725)

	Six months ended June 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$769,665	$706	$8,000	$—	$778,371
Purchases of investments	350,605	—	—	434	351,039
Proceeds from principal repayments and sales of investments	(38,932)	—	—	—	(38,932)
Accretion of discount/amortization of premium	1,144	—	—	—	1,144
Payment-in-kind interest and fees capitalized	605	46	—	—	651
Net realized gain (loss) on investments	525	—	—	—	525
Net change in unrealized appreciation (depreciation)	(396)	28	(3,152)	36	(3,484)
Fair value, end of period	$1,083,216	$780	$4,848	$470	$1,089,314
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$131	$28	$(3,152)	$36	$(2,957)

The following tables present change for the three and six months ended June 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$268,880	$—	$—	$—	$268,880
Purchases of investments	88,372	—	—	—	88,372
Proceeds from principal repayments and sales of investments	(2,286)	—	—	—	(2,286)
Accretion of discount/amortization of premium	425	—	—	—	425
Payment-in-kind interest and fees capitalized	204	—	—	—	204
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(65)	—	—	—	(65)
Fair value, end of period	$355,530	$—	$—	$—	$355,530
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(65)	$—	$—	$—	$(65)

	Six months ended June 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$244,061	$—	$—	$—	$244,061
Purchases of investments	113,782	—	—	—	113,782
Proceeds from principal repayments and sales of investments	(2,803)	—	—	—	(2,803)
Accretion of discount/amortization of premium	750	—	—	—	750
Payment-in-kind interest and fees capitalized	204	—	—	—	204
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(464)	—	—	—	(464)
Fair value, end of period	$355,530	$—	$—	$—	$355,530
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(464)	$—	$—	$—	$(464)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$1,083,216	Yield analysis	Discount rate	6.0%	12.9%	8.4%
Investments in Common Stock	4,848	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.0x	12.0x	12.0x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
Investments in Preferred Stock	780	Yield analysis	Discount rate	12.4%	12.4%	12.4%
Investments in L.P. Interest	470	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.0x	18.0x	18.0x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
	$1,089,314
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 177.9% and 181.3%, respectively.

The Company’s outstanding debt obligations as of June 30, 2025 were as follows (in thousands):

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$500,000	$353,654	$353,654	$351,002	$146,346	$44,703
Revolving Credit Facility	125,000	—	—	—	125,000	125,000
2025 CLO Notes (4)	272,000	272,000	269,331	272,000	—	—
Total Debt Obligations	$897,000	$625,654	$622,985	$623,002	$271,346	$169,703

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2025.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $2.7 million as of June 30, 2025.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average debt outstanding	$582,513	$168,734	$535,957	$143,976
Maximum amount of debt outstanding	$660,154	$213,066	$660,154	$213,066

Weighted average annualized interest cost (1)	6.79%	8.14%	6.95%	8.16%
Annualized amortized debt issuance cost	0.42%	0.25%	0.38%	0.25%
Total annualized interest cost	7.21%	8.39%	7.33%	8.41%

Average 1-month SOFR rate	4.29%	5.31%	4.30%	5.32%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and six months ended June 30, 2025 were $0.3 million and $0.6 million, respectively. Commitment fees for the three and six months ended June 30, 2024 were $0.5 million and $1.0 million, respectively.

The components of interest expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$9,130	$3,414	$17,016	$5,839
Facility undrawn and unused fees	311	502	613	1,015
Amortization of financing costs and debt issuance costs	876	316	1,440	631
Total interest expense	$10,317	$4,232	$19,069	$7,485

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Investments at fair value	$655,815	$756,385
Restricted cash	13,765	16,114
Interest receivable	2,740	4,552
Deferred financing costs	6,408	7,096
Prepaid expenses and other assets	215	10
Total assets	$678,943	$784,157
Liabilities
Debt	$353,654	$432,518
Interest payable	4,850	7,445
Accrued expenses and other liabilities	26	100
Total liabilities	$358,530	$440,063

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

	June 30, 2025
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

The 2025 CLO Secured Notes are secured by all of the CLO’s assets. The CLO’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the CLO as of June 30, 2025 are as follows (in thousands):

June 30, 2025
Assets
Investments at fair value	$391,229
Restricted cash	18,980
Interest receivable	1,786
Prepaid expenses and other assets	14
Total assets	$412,009
Liabilities
Debt, net of debt issuance costs of $2,669, at June 30, 2025 (1)	$269,331
Interest payable	5,184
Accrued expenses and other liabilities	646
Total liabilities	$275,161
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

The Investment Adviser serves as portfolio manager for the Issuer under a portfolio management agreement and has agreed to irrevocably waive all fees payable to it so long as it is the portfolio manager under the portfolio management agreement.

Note 7. Net Assets

The Company is authorized to issue 600,000,000 shares of Class I common stock, par value $0.001 per share, 200,000,000 shares of Class S common stock, par value $0.001 per share, 200,000,000 shares of Class D common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

The following tables summarize the total shares issued and proceeds received for the three and six months ended June 30, 2025 and 2024 (in thousands, except share amounts):

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	6,575,403	$95,352	937,666	$14,000
Distributions reinvested	80,181	1,166	—	—
Share repurchases, net of early repurchase deduction	(7,417)	(143)	—	—
Total	6,648,167	$96,375	937,666	$14,000

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	9,107,146	$132,245	1,138,014	$17,000
Distributions reinvested	141,824	2,076	—	—
Share repurchases, net of early repurchase deduction	(7,417)	(143)	—	—
Total	9,241,553	$134,178	1,138,014	$17,000

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during the three and six months ended June 30, 2025 and 2024:

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2025	$14.58	$—	$—
February 28, 2025	$14.57	$—	$—
March 31, 2025	$14.55	$—	$—
April 30, 2025	$14.52	$—	$—
May 31, 2025	$14.48	$—	$—
June 30, 2025	$14.49	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2024	$14.87	$—	$—
February 29, 2024	$14.97	$—	$—
March 31, 2024	$14.95	$—	$—
April 30, 2024	$15.10	$—	$—
May 31, 2024	$14.86	$—	$—
June 30, 2024	$15.07	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
			$0.7660	$21,307

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
			$0.4861	$5,913

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three and six months ended June 30, 2025, $1.2 million and $2.1 million, respectively, was reinvested by stockholders. There were no distribution reinvestments by stockholders during the three and six months ended June 30, 2024.

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

The Company repurchased 7,417 Class I common shares for an aggregate of $0.1 million during the three and six months ended June 30, 2025. There were no share repurchases during the three and six months ended June 30, 2024.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations	$9,703	$5,943	$18,442	$9,857
Weighted average common stock outstanding	30,046,148	12,370,426	27,851,265	12,054,635
Net increase in net assets per share resulting from operations - basic and diluted	$0.32	$0.48	$0.66	$0.82

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2025 and December 31, 2024, the total unfunded commitments were $230.6 million and $152.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Six months ended June 30,
Class I:	2025	2024
Per Share Data:
Net asset value at beginning of period	$14.60	$14.75
Net investment income (1)	0.77	0.86
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.11)	(0.05)
Net increase (decrease) in net assets resulting from operations	15.26	15.56
Distributions declared (3)	(0.77)	(0.49)
Net asset value at end of period	$14.49	$15.07

Total return based on net asset value (4)	4.6%	5.5%
Shares outstanding, end of period	33,654,712	12,808,607
Weighted average shares outstanding	27,851,265	12,054,635

Ratio/Supplemental Data:
Net assets at end of period	$487,694	$193,052
Annualized ratio of net expenses to average net assets (5)	11.9%	8.6%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.1%	13.8%
Annualized ratio of net investment income to average net assets (5)	10.4%	11.4%
Portfolio turnover rate (7)	3.6%	0.0%
Asset coverage ratio, end of period	177.9%	190.6%

Capital Commitments Data:
Capital commitments, end of period	$890,042	$751,860
Funded capital commitments, end of period	$487,214	$184,500
% of capital commitments funded	54.7%	24.5%

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
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average fair value of investments during the period. For the three and six months ended June 30, 2025, three portfolio companies repaid their loans in full. For the three and six months ended June 30, 2024, there were no portfolio companies that repaid loans in full.

There were no Class S or Class D shares outstanding for each of the periods presented.

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

The Company received $28.1 million ($11.4 million of which was received prior to June 30, 2025 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective July 1, 2025 and August 1, 2025.

On July 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of March 31, 2025 that are tendered by shareholders by 11:59 p.m., Eastern Time, on July 29, 2025 and not withdrawn. On August 1, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million pursuant to the terms of the tender offer.

On July 28, 2025, the Company’s Board of Directors declared a distribution of $0.1291 per Class I share, which is payable on August 15, 2025 to shareholders of record as of July 30, 2025.

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

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the Securities and Exchange Commission (“SEC”). We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Revenues

We primarily generate revenues in the form of interest income from the debt securities we hold. We may also generate revenue from dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total investments, beginning of period	$877,981	$266,097	$773,069	$240,879
New investments purchased	221,082	88,372	351,039	113,782
Net accretion of discount on investments	574	425	1,144	750
Payment-in-kind interest and fees capitalized	248	204	651	204
Net realized gain (loss) on investments	90	—	525	—
Investments repaid	(12,479)	(2,286)	(38,932)	(2,803)
Total investments, end of period	$1,087,496	$352,812	$1,087,496	$352,812

Portfolio Companies at beginning of period	58	25	50	22
Number of new Portfolio Companies	14	4	24	7
Number of exited Portfolio Companies	(1)	—	(3)	—
Portfolio Companies at end of period	71	29	71	29

Our portfolio composition and weighted average yields as of June 30, 2025 and December 31, 2024 was as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.9%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.9%	9.9%
Weighted average EBITDA (2)	$216	$208
Weighted average loan-to-value (“LTV”) (3)	38%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.4%	98.9%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total investment income	$24,568	$9,919	$45,651	$18,135
Net expenses	13,132	3,911	24,250	7,814
Net investment income	11,436	6,008	21,401	10,321
Net realized gain (loss)	90	—	525	—
Net change in unrealized appreciation (depreciation)	(1,823)	(65)	(3,484)	(464)
Net increase in net assets resulting from operations	$9,703	$5,943	$18,442	$9,857

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$23,735	$9,373	$43,699	$17,484
Payment-in-kind interest income	179	235	633	235
Other income	654	311	1,319	416
Total investment income	$24,568	$9,919	$45,651	$18,135

For the three months ended June 30, 2025 and 2024, total investment income was $24.6 million and $9.9 million, respectively, and for the six months ended June 30, 2025 and 2024, total investment income was $45.7 million and $18.1 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1,089.3 million at June 30, 2025 from $355.5 million at June 30, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and other financing expenses	$10,317	$4,232	$19,069	7,485
Management fees	1,377	576	2,535	1,120
Income-based incentive fees	1,431	751	2,639	1,290
Capital gains incentive fees	—	(8)	—	(58)
Other general and administrative expenses	1,425	1,591	2,933	3,187
Total expenses before fee waiver and expense support	14,550	7,142	27,176	13,024
Expense support	(1,418)	(2,142)	(2,926)	(3,306)
Management fees waived	—	(346)	—	(672)
Incentive fees waived	—	(743)	—	(1,232)
Net expenses	$13,132	$3,911	$24,250	$7,814

For the three months ended June 30, 2025 and 2024, net expenses were $13.1 million and $3.9 million, respectively, and for the six months ended June 30, 2025 and 2024, net expenses were $24.3 million and $7.8 million, respectively, all primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

For the three months ended June 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $10.3 million and $4.2 million, respectively was driven by $582.5 million and $168.7 million, respectively, of average debt outstanding. For the six months ended June 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $19.1 million and $7.5 million, respectively was driven by $536.0 million and $144.0 million, respectively, of average debt outstanding.

Management fees

For the three months ended June 30, 2025 and 2024, management fees were $1.4 million and $0.6 million, respectively. For the six months ended June 30, 2025 and 2024, management fees were $2.5 million and $1.1 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets through December 31, 2024, which resulted in a waiver of $0.3 million and $0.7 million, respectively for the three and six months ended June 30, 2024. No management fees have been waived for the three and six months ended June 30, 2025.

Incentive fees

For the three months ended June 30, 2025 and 2024, total incentive fees were $1.4 million and $0.7 million, respectively. For the six months ended June 30, 2025 and 2024, total incentive fees were $2.6 million and $1.2 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2024, which resulted in a waiver of $0.7 million and $1.2 million, respectively for the three and six months ended June 30, 2024. No incentive fees have been waived for the three and six months ended June 30, 2025.

Expense support

For the three months ended June 30, 2025 and 2024, the Company received $1.4 million and $2.1 million, respectively, in expense support from the Investment Adviser. For the six months ended June 30, 2025 and 2024, the Company received $2.9 million and $3.3 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2025, we had $0.1 million and $0.5 million of realized gains (losses) on investments. For the three and six months ended June 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(1,823)	$(65)	$(3,484)	$(464)

For the three months ended June 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $2.4 million and $1.1 million, respectively, and gross unrealized depreciation on investments of $4.2 million and $1.2 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.8) million and $(0.1) million, respectively on investments. For the six months ended June 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $2.8 million and $1.8 million, respectively, and gross unrealized depreciation on investments of $6.3 million and $2.2 million, respectively, resulting in a net change in unrealized appreciation (depreciation) of $(3.5) million and $(0.5) million, respectively on investments.

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

As of June 30, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $500 million that is committed to increase incrementally to $800 million by March 1, 2026 and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of June 30, 2025, we had an aggregate principal amount of $625.7 million of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
			$0.7660	$21,307

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
			$0.4861	$5,913

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three and six months ended June 30, 2025, $1.2 million and $2.1 million, respectively, was reinvested by stockholders. There were no distributions reinvested by the stockholders during the three and six months ended June 30, 2024.

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

On April 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of December 31, 2024 that are tendered by shareholders by 11:59 p.m., Eastern Time, on April 28, 2025 and not withdrawn. The Company repurchased an aggregate of 7,417 Class I common shares for $0.1 million pursuant to the terms of the tender offer.

Equity

The Company is authorized to issue 600,000,000 shares of Class I common stock, par value $0.001 per share, 200,000,000 shares of Class S common stock, par value $0.001 per share, 200,000,000 shares of Class D common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

Shares of our common stock will be issued by us on a continuous basis at a price per share generally equal to our next calculated NAV per share.

The following table summarizes the total shares issued and proceeds received for the three and six months ended June 30, 2025 and 2024 (in thousands, except share amounts):

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	6,575,403	$95,352	937,666	$14,000
Distributions reinvested	80,181	1,166	—	—
Share repurchases, net of early repurchase deduction	(7,417)	(143)	—	—
Total	6,648,167	$96,375	937,666	$14,000

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	9,107,146	$132,245	1,138,014	$17,000
Distributions reinvested	141,824	2,076	—	—
Share repurchases, net of early repurchase deduction	(7,417)	(143)	—	—
Total	9,241,553	$134,178	1,138,014	$17,000

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Expense Support Agreement
•
Co-Investment Exemptive Relief
•
Multi-Class Exemptive Relief
•
Placement Agreement
•
Due to/from Investment Adviser
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

As of June 30, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Notes Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Notes Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$21,803	$(12,513)	$9,290
Up 100 basis points	10,901	(6,257)	4,644
Up 50 basis points	5,451	(3,128)	2,323
Down 50 basis points	(5,451)	3,128	(2,323)
Down 100 basis points	(10,901)	6,257	(4,644)
Down 200 basis points	(21,803)	12,513	(9,290)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended June 30, 2025 were previously disclosed in its Current Reports on Form 8-K.

For the three months ended June 30, 2025, the Company repurchased 7,417 common shares for an aggregate of $0.1 million (net of Early Repurchases Deduction) pursuant to a tender offer that commenced on April 1, 2025, to repurchase up to 5.0% of the Company’s outstanding shares of common stock.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the three months ended June 30, 2025:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (4)
April 28, 2025	7,417	0.03%	$14.5522	March 31, 2025	$(143)	—
(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount shown net of Early Repurchase Deduction.
(3)
Amount includes direct costs of less than $0.1 million.
(4)
All repurchase requests were satisfied in full.

For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements— Note 7. Net Assets.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.4	Class S Articles Supplementary (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.5	Class D Articles Supplementary (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Jefferies Credit Partners BDC Inc.

Date: August 13, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ John Dalton
John Dalton
Chief Financial Officer
(Principal Financial Officer)