Form 10-Q
period 2025-09-30
Jefferies Credit Partners BDC Inc.
filed 2025-11-14
CIK 1959604

.85n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 7, 2025 was 44,394,868, 0, and 0 of Class I, Class S and Class D shares of common stock, respectively. Common stock outstanding excludes November 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities (Unaudited)

(In thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,333,264 and $773,069, at September 30, 2025 and December 31, 2024, respectively)	$1,332,951	$778,371
Cash and cash equivalents	6,216	7,995
Restricted cash	41,505	16,114
Interest receivable	6,915	4,740
Deferred financing costs	6,097	7,630
Deferred offering costs	279	113
Due from Investment Adviser	513	516
Prepaid expenses and other assets	285	342
Total assets	$1,394,761	$815,821
Liabilities
Debt, net of debt issuance costs of $2,272 and $0, at September 30, 2025 and December 31, 2024, respectively	$731,199	$438,518
Subscriptions received in advance	26,015	7,087
Distributions payable	4,539	4,860
Interest payable	14,794	7,485
Management fees payable	1,739	392
Income based incentive fees payable	1,829	—
Accrued expenses and other liabilities	1,958	1,098
Total liabilities	$782,073	$459,440
Commitments and contingencies (Note 9)
Total net assets	$612,688	$356,381
Net Assets
Common shares, par value $0.001 (42,412,878 and 24,413,159, shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively)	$42	$24
Additional paid-in capital	617,331	356,611
Accumulated distributed earnings (losses)	(4,685)	(254)
Total net assets	$612,688	$356,381

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$612,688	$356,381
Common shares outstanding ($0.001 par value, 600,000,000 and 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively)	42,412,878	24,413,159
Net asset value per share	$14.45	$14.60
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at September 30, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments
Interest income	$28,852	$14,273	$72,551	$31,757
Payment-in-kind interest income	553	208	1,186	443
Other income	744	491	2,063	907
Total investment income	30,149	14,972	75,800	33,107
Operating Expenses
Interest and other financing expenses	12,432	6,557	31,501	14,042
Management fees	1,739	723	4,274	1,843
Income-based incentive fees	1,830	1,018	4,469	2,308
Capital gains incentive fees	—	(340)	—	(398)
Other general and administrative expenses	1,344	1,509	4,277	4,696
Total expenses before fee waiver and expense support	17,345	9,467	44,521	22,491
Expense support	(1,344)	(1,525)	(4,270)	(4,831)
Management fees waived	—	(434)	—	(1,106)
Incentive fees waived	—	(678)	—	(1,910)
Net expenses	16,001	6,830	40,251	14,644
Net investment income	14,148	8,142	35,549	18,463
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—	525	—
Net realized gain (loss)	—	—	525	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,131)	(3,366)	(5,615)	(3,830)
Net change in unrealized appreciation (depreciation)	(2,131)	(3,366)	(5,615)	(3,830)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(2,131)	(3,366)	(5,090)	(3,830)
Net Increase in Net Assets Resulting from Operations	$12,017	$4,776	$30,459	$14,633
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.34	$0.30	$1.00	$1.10
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	35,733,434	15,764,357	30,507,527	13,300,235

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$14,148	$8,142	$35,549	$18,463
Net realized gains (losses)	—	—	525	—
Net change in unrealized appreciation (depreciation)	(2,131)	(3,366)	(5,615)	(3,830)
Net increase in net assets resulting from operations	12,017	4,776	30,459	14,633

Distributions to Shareholders (1)
Class I	(13,583)	(5,820)	(34,890)	(11,733)
Class S	—	—	—	—
Class D	—	—	—	—
Net decrease in net assets resulting from distributions to shareholders	(13,583)	(5,820)	(34,890)	(11,733)

Capital Share Transactions (1)
Class I:
Issuance of common shares	124,840	74,628	257,085	91,628
Distributions reinvested	2,017	482	4,093	482
Repurchase of common shares, net of early repurchase deduction	(297)	—	(440)	—
Net increase in net assets resulting from share transactions	126,560	75,110	260,738	92,110
Class S:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—
Class D:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—

Net Assets
Total increase (decrease) in net assets during the period	124,994	74,066	256,307	95,010
Net Assets, beginning of period	487,694	193,052	356,381	172,108
Net Assets at End of Period	$612,688	$267,118	$612,688	$267,118

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Nine months ended September 30,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$30,459	$14,633
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(525)	—
Net change in unrealized (appreciation) depreciation on investments	5,615	3,830
Net accretion of discount and amortization of premium	(1,903)	(1,254)
Amortization of deferred financing costs	1,767	949
Amortization of debt issuance costs	386	—
Amortization of offering costs	221	1,431
Payment-in-kind interest and fees capitalized	(1,089)	(601)
Purchase of investments	(600,978)	(385,867)
Proceeds from sale of investments and principal repayments	44,300	6,044
Changes in assets and liabilities:
Interest receivable	(2,175)	(4,479)
Due from Investment Adviser	3	990
Prepaid expenses and other assets	57	203
Management fees payable	1,347	238
Incentive fees payable	1,829	—
Interest payable	7,309	5,383
Due to Investment Adviser	-	(45)
Accrued expenses and other liabilities	758	708
Net Cash Used in Operating Activities	(512,619)	(357,837)
Financing Activities
Issuance of debt	272,000	—
Borrowings on debt	574,400	286,316
Repayments on debt	(551,448)	(66,000)
Financing costs paid and deferred	(294)	(52)
Debt issuance costs paid and deferred	(2,568)	—
Offering costs paid and deferred	(314)	(220)
Subscriptions received in advance	26,015	12,950
Proceeds from issuance of common shares	249,998	91,628
Repurchase of common shares, net of early repurchase deduction	(440)	—
Distributions paid to shareholders	(31,118)	(11,251)
Net Cash Provided by Financing Activities	536,231	313,371
Cash and Cash Equivalents and Restricted Cash
Net decrease in cash and cash equivalents and restricted cash	23,612	(44,466)
Cash and cash equivalents and restricted cash, beginning of period	24,109	72,966
Cash and cash equivalents and restricted cash, end of period	$47,721	$28,500

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$22,039	$7,709
Cash paid for taxes	—	56
Accrued but unpaid debt financing costs	11	152
Distributions payable	4,539	—
Accrued but unpaid debt issuance costs	90	—
Accrued but unpaid offering costs	88	8
Distributions reinvested in common shares	4,093	482

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$6,216	$7,995
Restricted cash	41,505	16,114
Cash and cash equivalents and restricted cash	$47,721	$24,109

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	$2,955	$2,926	$2,925		8
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(57)	(114)		21
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(4)		21
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.25% (includes 2.88% PIK)	7/26/2032	17,292	17,123	17,119		8
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	—	(7)	(15)		21
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(4)	(4)		21
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	21,872	21,714	21,708		7
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	—	(16)	(34)		21
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	76	73	73		7,21
					41,748	41,654	6.8%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,582	11,411	11,582		7
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	—	(6)	—		21
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	3,807	3,615	3,807		8
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	8,795	8,709	8,707		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(13)	(27)		21
Zeppelin Holdco II, LP	First Lien Revolver, Last-out	S + 4.75%	8/2/2032	138	134	134		7,21
					23,850	24,203	4.0%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	6,984	6,778	6,914		8
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	2,898	2,799	2,869		8
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,353	7,108	7,279		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	2,315	2,172	2,292		7
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(5)		21
					18,855	19,349	3.2%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,633	11,580	11,633		8
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	1,046	1,028	1,046		8,21
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(2)	—		21
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	18,407	18,241	18,407		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	3,340	3,294	3,341		8,21
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	84	81	84		8,21
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	4,858	4,813	4,810		8
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(34)	(73)		21
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(34)	(72)		21
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,468	5,423	5,468		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	686	673	666		8,21
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	1,408	1,395	1,408		16,21
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(3)	—		21
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	491	482	486		8
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	14	12	12		8,21
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	36	35	35		7,21
Populous Global II, LLC	First Lien Term Loan	S + 5.00%	4/12/2032	20,599	20,403	20,393		8
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/12/2032	—	(13)	(29)		21
Populous Global II, LLC	First Lien Revolver	S + 5.00%	4/11/2031	—	(4)	(4)		21
					67,370	67,611	11.0%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	$16,153	$15,953	$15,910		8
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	457	425	386		8,21
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	211	207	206		8,21
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,732	5,678	5,689		8
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	9,538	9,422	9,412		8,21
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	21,759	21,663	21,705		8
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	840	828	834
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	4,542	4,501	4,496		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,410	3,346	3,304		9,21
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,028	3,028	2,997		8
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	183	179	179		21
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	10,360	10,260	10,257		8
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	—	(16)	(33)		21
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(4)	(4)		21
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	—	(38)	(80)		21
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	20,659	20,454	20,452		8
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(13)	(28)		21
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(4)	(4)		21
					95,869	95,678	15.6%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	13,174	13,058	13,174		8
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,270	5,223	5,270		8
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	1,545	1,509	1,545		8,21
Trystar, LLC	First Lien Revolver	S + 4.50%	8/6/2031	—	(3)	—		21
Wildcat Topco, Inc	First Lien Term Loan	S + 4.75%	11/17/2031	15,161	15,024	15,162		7
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 5.00%	11/17/2031	—	(12)	—		21
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	10	6	9		15,21
					34,805	35,160	5.7%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	2,014	1,994	2,014		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,771	4,723	4,770		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,334	6,250	6,335		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,422	7,312	7,422		8
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,163	3,136	3,163		8
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	—	(1)	—		21
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	28	25	28		8,21
					23,439	23,732	3.9%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	5,505	5,454	5,477		7
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	443	398	396		8,21
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,377	24,260	24,256		8
					30,112	30,129	4.9%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	243	239	243		8,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,532	3,482	3,532		8
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(2)	—		21
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	34	30	33		8,21
					3,749	3,808	0.6%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	15,005	14,628	15,005		7
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	4,392	4,340	4,392		7

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Equipment & Supplies, continued
Spruce Bidco II Inc.	First Lien Term Loan	C + 5.00%	2/2/2032	CAD 528	$359	$379		10
Spruce Bidco II Inc.	First Lien Term Loan	S + 5.00%	2/2/2032	$21,868	21,562	21,704		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.25%	2/2/2032	JPY 56,444	360	382		11
Spruce Bidco II Inc.	First Lien Revolver	S + 5.00%	2/2/2032	—	(5)	(3)		21
					41,244	41,859	6.8%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	19,059	18,810	18,916		7
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	1,250	1,219	1,224		7,21
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(6)	(5)		21
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,216	4,197	4,185		7
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,500	1,489	1,489		7
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	27,566	27,277	27,222		7
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(6)	(13)		21
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(5)	(5)		21
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,874	21,520	20,507		7
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	S + 6.00%	11/15/2030	—	(22)	(182)		21
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	—	(5)	(22)		21
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	7,067	6,964	7,067		8,21
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	14,016	13,891	13,876		18
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,162	3,132	3,162		8
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(3)	—		21
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		21
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	12,647	12,464	12,583		8
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(13)	(9)		21
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(3)	(1)		21
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	7,667	7,591	7,590		8
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	—	(12)	(24)		21
USHV Management, LLC	First Lien Revolver	S + 5.00%	9/8/2031	—	(4)	(4)		21
Vital Care Buyer, LLC	First Lien Term Loan	S + 4.50%	7/30/2031	7,206	7,143	7,206		8
Vital Care Buyer, LLC	First Lien Revolver	S + 4.50%	7/30/2031	—	(3)	—		21
					125,615	124,762	20.4%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	8,970	8,948	8,948		8
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(4)	(8)		21
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	(1)	(1)		21
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	4,713	4,702	4,702		8
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(2)	(4)		21
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		21
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	8,845	8,803	8,823		7
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	14,151	14,084	14,116		7
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	(1)		21
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,915	17,669	17,825		8
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(4)	(2)		21
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,548	13,430	13,480		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	795	787	791		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	224	222	223		8
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(31)		21
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(20)		21
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(30)		21
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	(2)		21
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	(2)		21
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	10,684	10,580	10,577		8

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology, continued
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	$—	$(4)	$(4)		21
					79,206	79,380	13.0%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	16,102	15,866	15,901		8
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(21)	(41)		21
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	S + 5.50%	7/29/2031	—	(6)	(5)		21
					15,839	15,855	2.6%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,916	12,819	12,916		8
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	2,594	2,530	2,594		8,21
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	243	241	243		8
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	73	71	73		8,21
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	S + 4.50%	11/24/2028	10,134	9,906	10,109		7
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	11/24/2028	7,525	7,447	7,526		7,21
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	17,513	17,377	17,513		8
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(13)	—		21
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(3)	—		21
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.50%	8/30/2032	14,435	14,292	14,291		8
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	8/30/2032	—	(14)	(28)		21
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.50%	8/30/2032	—	(4)	(4)		21
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	24,549	24,500	24,549		8
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(3)	—		21
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,933	10,933	10,933		8
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	1,113	1,099	1,113		8,21
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	(1)	—		21
					101,177	101,828	16.6%
IT Services
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	12,662	12,429	12,662		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	3,122	3,065	3,123		8
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	10,378	10,219	10,378		8
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,332	5,264	5,305		8
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(12)	(10)		21
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	88	83	86		7,21
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	13,554	13,428	13,554		8
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	2,004	1,972	2,004		8,21
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	39	36	39		8,21
Victors Purchaser, LLC	First Lien Term Loan	S + 4.75%	8/15/2031	20,102	19,925	20,102		8
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/15/2031	1,039	1,014	1,039		8,21
Victors Purchaser, LLC	First Lien Revolver	S + 4.75%	8/15/2031	—	(3)	—		21
					67,420	68,282	11.1%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,907	24,796	24,907		7
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	—		21
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.75%	1/22/2032	12,822	12,792	12,822		8
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		21
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/22/2032	—	—	—		21
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.75%	1/22/2032	—	(1)	—		21
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,253	9,163	9,160		9
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€341	391	396		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(12)	(26)		21
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	96	94	94		8,21
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€46	44	44		13,21
					47,264	47,397	7.7%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.75%	8/6/2032	$14,122	$14,122	$14,122		7
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/6/2032	—	(34)	—		21
Harvey Tool Company, LLC	First Lien Revolver	S + 4.75%	8/6/2032	—	(4)	—		21
					14,084	14,122	2.3%
Media
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,544	15,618		8
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	2,672	2,650	2,673		21
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		21
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	8,817	8,775	8,772		7
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(12)	(31)		21
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	(2)		21
					26,953	27,030	4.4%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/6/2031	3,771	3,752	3,733		8
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	(29)	(21)		21
					3,723	3,712	0.6%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,914	17,586	17,735		7
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(6)	(4)		21
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	8,800	8,720	8,800		8
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	946	921	946		8,21
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	—	(2)	—		21
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	15,188	14,825	15,112		7
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,912	1,895	1,903		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	1,009	985	1,004		7
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	(6)	(11)		21
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	3	2	3		7,21
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	35,472	35,119	35,117		8
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	—	(4)	(4)		21
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	19,408	19,216	19,214		7
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(4)	(4)		21
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	9,649	9,553	9,552		7
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(14)	(28)		21
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(4)	(4)		21
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	13,428	13,309	13,428		7
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(10)	—		21
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(3)	—		21
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,483	1,453	1,476		8
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	274	258	262		8,21
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	14,991	14,813	14,954		8
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		21
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/1/2029	16,310	15,995	16,310		7
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.50%	12/1/2028	—	(3)	—		21
					154,593	155,761	25.4%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 5.00%	12/10/2029	16,041	15,965	16,001		8
Atlas US Finco, Inc.	First Lien Revolver	S + 5.00%	12/11/2028	—	(1)	(1)		21
					15,964	16,000	2.6%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,257	20,142	20,257		8
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(3)	—		21
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	48	45	48		8,21

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Bluefin Holding, LLC	First Lien Term Loan	S + 4.50%	9/12/2029	$2,673	$2,666	$2,666		8
Bluefin Holding, LLC	First Lien Revolver	S + 4.50%	9/12/2029	—	—	—		21
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/29/2030	21,221	21,050	21,221		7
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/29/2030	1,399	1,381	1,399		7
Brave Parent Holdings, Inc.	First Lien Revolver	S + 5.00%	11/29/2030	—	(3)	—		21
CB Buyer, Inc.	First Lien Term Loan	S + 5.25%	7/1/2031	17,913	17,757	17,913		8
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	196	182	196		8,21
CB Buyer, Inc.	First Lien Revolver	S + 5.25%	7/1/2031	—	(3)	—		21
Enverus Holdings, Inc.	First Lien Term Loan	S + 5.50%	12/24/2029	17,404	17,203	17,404		7
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/24/2029	—	(1)	—		21
Enverus Holdings, Inc.	First Lien Revolver	S + 5.50%	12/24/2029	15	11	15		7,21
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	24,458	24,397	24,396		8
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€339	398	397		12
Flexera Software LLC	First Lien Revolver	S + 4.75%	8/16/2032	—	(1)	(1)		21
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,123	5,106	5,098		8
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(33)	(75)		21
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	949	944	936		8,21
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	117	116	116		8,21
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	11,881	11,826	11,881		7
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(7)	—		21
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		21
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	11,732	11,658	11,644		8
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(11)	(21)		21
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(2)	(2)		21
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		21
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,307	18,843	19,307		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	69	69	69		8,21
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2028	12,501	12,379	11,751		8
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2028	2,858	2,825	2,686		8
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,660	23,453	23,660		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	—		21
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	19,545	19,351	19,349		8
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	—	(4)	(4)		21
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	17,467	17,299	17,467		8
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(6)	—		21
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(4)	—		21
					229,018	229,772	37.6%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.50%	12/19/2030	22,540	22,174	22,540		8
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/19/2030	2,647	2,575	2,647		8,21
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.50%	12/19/2029	243	238	243		8,21
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	20,454	20,415	20,454		8
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		21
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.75%	7/24/2031	13,947	13,825	13,947		19
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/24/2031	2,526	2,494	2,526		17,21
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.75%	7/24/2031	—	(3)	—		21
					61,717	62,357	10.2%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					1,323,614	1,329,441	217.0%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	$781	$812
					781	812
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	2,228
					8,435	2,228
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	468
Firebird Co-Invest L.P.	L.P. Interest			—	—	2
					434	470
Total non-controlled-non-affiliated Portfolio Company equity investments					9,650	3,510	0.6%
Total non-controlled-non-affiliated Portfolio Company investments					$1,333,264	$1,332,951	217.6%

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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of September 30, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13%.
(8)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(9)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(10)
The interest rate on these loans is subject to 3-month CORRA, which as of September 30, 2025 was 2.46%.
(11)
The interest rate on these loans is subject to the floor which as of September 30, 2025 was 0.75%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of September 30, 2025 was 1.93%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of September 30, 2025 was 2.03%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of September 30, 2025 was 2.10%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of September 30, 2025 was 7.25%.
(16)
The interest rate on $0.6 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $0.8 million of principal loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(17)
The interest rate on $1.2 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $1.3 million of principal loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(18)
The interest rate on $4.7 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $9.3 million of principal loans is subject to 3-month SOFR, which as of September 30, 2025 was 3.98%.
(19)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of September 30, 2025 was 4.13% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of September 30, 2025 was 3.85%.
(20)
The issuer of this investment is domiciled in Canada.
(21)
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2025:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$2,233	$(17)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	605	(5)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	3,041	(8)
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	247	(1)
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	1,673	(4)
AGS Health BCP LLC	First Lien Revolver	8/2/2032	141	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(65)
Any Hour LLC	First Lien Revolver	5/23/2030	141	(2)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	7,279	(55)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	1,219	—
Aptean, Inc.	First Lien Revolver	1/30/2031	447	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	8,977	(45)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	(1)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(5)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	360	(4)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/19/2025	1,851	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	104	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	197	—
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	—
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	(1)
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	8/28/2026	1,880	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	3,535	—
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	240	—
CB Buyer, Inc.	First Lien Delayed Draw Term Loan	7/1/2026	2,922	—
CB Buyer, Inc.	First Lien Revolver	7/1/2031	353	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/19/2027	2,209	(11)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	168	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,060	(13)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	(5)
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	7/29/2027	3,309	(41)
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	7/29/2031	388	(5)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	394	(4)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(2)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	388	(4)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	2,838	(28)
Denali Topco LLC	First Lien Revolver	8/26/2032	388	(4)
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	11/20/2026	414	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	321	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Enverus Holdings, Inc.	First Lien Delayed Draw Term Loan	12/22/2025	226	—
Enverus Holdings, Inc.	First Lien Revolver	12/24/2029	333	—
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	2,121	(21)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	5,717	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	365	—
Firebird Co-Invest L.P.	L.P. Interest		23	2
Flexera Software LLC	First Lien Revolver	8/16/2032	388	(1)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,075	(10)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	13,431	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	274	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	3,477	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	276	—
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	1,601	(8)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	14,976	(75)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	235	(1)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	$6,350	$—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	352	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	7,288	(73)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	12/16/2025	7,262	(72)
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	3/27/2026	5,619	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	104	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	7/19/2027	1,312	(13)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	4,011	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	2,783	(28)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	391	(4)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	6,107	(31)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	6,092	(30)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	(1)	4,036	(20)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	411	(2)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(2)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/26/2028	2,844	(21)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	263	(2)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	118	(1)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	7,227	(72)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	183	(2)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	209	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	11/21/2025	1,407	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	141	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	36	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	5,415	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	4/22/2026	365	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	1/22/2032	365	—
Petvet Care Centers, LLC	First Lien Delayed Draw Term Loan	11/17/2025	2,904	(182)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	348	(22)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	2,909	(29)
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	(4)
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	—
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	11,409	(114)
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	381	(4)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,199	—
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	632	—
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	53	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	4,269	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	—
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	3,272	(33)
Redwood Services, LP	First Lien Revolver	6/16/2032	386	(4)
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	1,949	(10)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	278	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	1,829	(9)
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	242	(1)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	10,753	(80)

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2025

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value (3)
Spruce Bidco II Inc.	First Lien Revolver	2/2/2032	$365	$(3)
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	6,223	(31)
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	(2)
Syndigo LLC	First Lien Revolver	9/2/2032	391	(4)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	2,711	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	326	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	1,462	(15)
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	388	(4)
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	2,619	(26)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	70	(1)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	173	(2)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	5,088	—
Trystar, LLC	First Lien Revolver	9/10/2031	360	—
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	2,364	(24)
USHV Management, LLC	First Lien Revolver	9/8/2031	391	(4)
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	1,348	—
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	376	—
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	378	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	2,123	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	8/15/2026	3,775	—
Victors Purchaser, LLC	First Lien Revolver	8/15/2031	358	—
Vital Care Buyer, LLC	First Lien Revolver	7/30/2031	360	—
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	4,588	(34)
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	302	(2)
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	351	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	4,099	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	225	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	2,817	(28)
Wrench Group, LLC	First Lien Revolver	9/3/2031	391	(4)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	2,693	(27)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	248	(2)
Total Unfunded Portfolio Company Commitments			$287,357	$(1,529)

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

The following table is a listing of the Company’s unfunded commitments as of December 31, 2024:

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2025 and December 31, 2024 was $6.2 million and $8.0 million, respectively. Restricted cash held as of September 30, 2025 and December 31, 2024 was $41.5 million and $16.1 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended September 30, 2025 and 2024, PIK income earned was $0.6 million and $0.2 million, respectively. During the nine months ended September 30, 2025 and 2024, PIK income earned was $1.2 million and $0.4 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million and 25,323 Class I common shares for an aggregate of $0.4 million, respectively, pursuant to the terms of a tender offer made during the period. There were no share repurchases during the three and nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, the Company recognized $1.7 million and $4.3 million, respectively, of management fees, and $1.8 million and $4.5 million, respectively, of incentive fees. For the three and nine months ended September 30, 2024, the Company recognized $0.7 million and $1.8 million, respectively, of management fees, and $0.7 million and $1.9 million, respectively, of incentive fees before the impact of waived fees. No management fees or incentive fees have been waived for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, $0.4 million and $1.1 million, respectively, of management fees were waived and $0.7 million and $1.9 million, respectively, of incentive fees were waived.

As of September 30, 2025 and December 31, 2024, management fees payable were $1.7 million and $0.4 million, respectively. As of September 30, 2025, incentive fees payable were $1.8 million. There were no incentives fees payable as of December 31, 2024.

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

During the three and nine months ended September 30, 2025, the Investment Adviser provided $1.3 million and $4.3 million of expense support, respectively (including $1.3 million and $3.3 million, respectively of Voluntary Expense Payments for the three and nine months ended September 30, 2025). During three and nine months ended September 30, 2024, the Investment Adviser provided $1.5 million and $4.8 million of expense support, respectively (including $0.6 million and $1.6 million, respectively of Voluntary Expense Payments for the three and nine months ended September 30, 2024).

The Company did not have any obligation to make a Reimbursement Payment as of September 30, 2025 and December 31, 2024. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $13.3 million.

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

For the three and nine months ended September 30, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

Dealer Manager Agreement

On September 22, 2025, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) among the Company, the Investment Adviser, and Ultimus Fund Distributors, LLC (the “Distributor”). Pursuant to the Dealer Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares.

The Dealer Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Distributor with 60 days’ written notice. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act.

Placement Agreement

On October 19, 2023, the Company entered into a placement agreement (as amended on April 25, 2024, the “Placement Agreement”) among the Company, the Investment Adviser, Jefferies Credit Partners LLC (“JCP”), the parent company of the Investment Adviser, and Jefferies (the “Placement Agent”), pursuant to which the Investment Adviser engaged Jefferies as a placement agent for the sale of the Company’s shares of common stock. The Placement Agent agreed to use its reasonable best efforts to solicit purchasers for shares of the Company’s common stock, subject to the terms and conditions set forth in the Placement Agreement. Any fees or expenses payable to the Placement Agent under the Placement Agreement are the sole responsibility of JCP or the Investment Adviser, as applicable. The Company and the Investment Adviser have each jointly and severally agreed to indemnify the Placement Agent under the Placement Agreement subject to the terms and conditions thereunder. The Placement Agreement also contains representations, warranties and other provisions customary for transactions of this nature.

Distribution Agreement

On September 8, 2025, the Company entered into an agreement (the “Distribution Agreement”) among the Company, the Investment Adviser, and MML Investors Services, LLC (“MML”), pursuant to which the Investment Adviser engaged MML as a placement agent for the sale of the Company’s shares of common stock. MML agreed to use its reasonable best efforts to solicit purchasers for shares of the Company’s common stock, subject to the terms and conditions set forth in the Distribution Agreement. The Company has agreed to indemnify MML under the Placement Agreement subject to the terms and conditions thereunder. The Distribution Agreement also contains representations, warranties and other provisions customary for transactions of this nature.

Due to/from Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Organization and offering costs incurred prior to the commencement of operations were reimbursed to the Investment Adviser during the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, due from investment adviser was $0.5 million and $0.5 million, respectively.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of September 30, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.2 million and $0.2 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio as of September 30, 2025 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$1,323,614	99.2%	$1,329,441	99.6%
Common Stock	8,435	0.6%	2,228	0.2%
Preferred Stock	781	0.1%	812	0.1%
L.P. Interest	434	0.1%	470	0.1%
Total	$1,333,264	100.0%	$1,332,951	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The composition of the Company’s investment portfolio as of December 31, 2024 at cost and fair value was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$763,899	98.8%	$769,665	98.9%
Common Stock	8,435	1.1%	8,000	1.0%
Preferred Stock	735	0.1%	706	0.1%
Total	$773,069	100.0%	$778,371	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of September 30, 2025 at amortized cost and fair value was as follows (in thousands):

	September 30, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$229,018	17.2%	$229,772	17.2%
Professional Services	155,374	11.6%	156,573	11.7%
Health Care Providers & Services	125,615	9.4%	124,762	9.4%
Insurance	101,177	7.6%	101,828	7.6%
Diversified Consumer Services	95,869	7.2%	95,678	7.2%
Health Care Technology	79,206	5.9%	79,380	6.0%
Commercial Services & Supplies	67,804	5.1%	68,081	5.1%
IT Services	67,420	5.1%	68,282	5.1%
Trading Companies & Distributors	61,717	4.6%	62,357	4.7%
Life Sciences Tools & Services	47,264	3.5%	47,397	3.6%
Aerospace & Defense	41,748	3.1%	41,654	3.1%
Health Care Equipment & Supplies	41,244	3.1%	41,859	3.1%
Electrical Equipment	34,805	2.6%	35,160	2.6%
Air Freight & Logistics	32,285	2.4%	26,431	2.0%
Financial Services	30,112	2.3%	30,129	2.3%
Media	26,953	2.0%	27,030	2.0%
Electronic Equipment, Instruments & Components	23,439	1.8%	23,732	1.8%
Chemicals	18,855	1.4%	19,349	1.4%
Real Estate Management & Development	15,964	1.2%	16,000	1.2%
Hotels, Restaurants & Leisure	15,839	1.2%	15,855	1.2%
Machinery	14,084	1.1%	14,122	1.1%
Food Products	3,749	0.3%	3,808	0.3%
Pharmaceuticals, Biotechnology & Life Sciences	3,723	0.3%	3,712	0.3%
Total	$1,333,264	100.0%	$1,332,951	100.0%

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$130,118	16.8%	$130,878	16.8%
Health Care Providers & Services	94,792	12.3%	95,036	12.2%
Professional Services	88,101	11.4%	89,018	11.4%
Insurance	66,220	8.6%	66,977	8.6%
Trading Companies & Distributors	58,848	7.6%	59,549	7.7%
IT Services	45,385	5.9%	45,858	5.9%
Health Care Technology	41,826	5.4%	41,864	5.4%
Diversified Consumer Services	39,203	5.1%	39,161	5.0%
Electrical Equipment	33,476	4.3%	33,419	4.3%
Electronic Equipment, Instruments & Components	29,518	3.8%	29,700	3.8%
Life Sciences Tools & Services	24,971	3.2%	25,096	3.2%
Commercial Services & Supplies	24,626	3.2%	24,649	3.2%
Air Freight & Logistics	23,339	3.0%	23,223	3.0%
Financial Services	22,749	2.9%	22,877	2.9%
Health Care Equipment & Supplies	17,936	2.3%	18,387	2.4%
Chemicals	16,002	2.1%	16,607	2.1%
Machinery	15,959	2.1%	16,072	2.1%
Total	$773,069	100.0%	$778,371	100.0%

The geographic composition of investments as of September 30, 2025 at cost and fair value was as follows (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,333,025	$1,332,708	99.9%	217.5%
Canada	239	243	0.1%	0.1%
Total	$1,333,264	$1,332,951	100.0%	217.6%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$773,069	$778,371	100.0%	218.4%
Total	$773,069	$778,371	100.0%	218.4%

As of September 30, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of September 30, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$1,329,441	$1,329,441
Common Stock	—	—	2,228	2,228
Preferred Stock	—	—	812	812
L.P. Interest	—	—	470	470
Total	$—	$—	$1,332,951	$1,332,951
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

The following tables present change for the three and nine months ended September 30, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,083,216	$780	$4,848	$470	$1,089,314
Purchases of investments	249,939	—	—	—	249,939
Proceeds from principal repayments and sales of investments	(5,368)	—	—	—	(5,368)
Accretion of discount/amortization of premium	759	—	—	—	759
Payment-in-kind interest and fees capitalized	438	—	—	—	438
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	457	32	(2,620)	—	(2,131)
Fair value, end of period	$1,329,441	$812	$2,228	$470	$1,332,951
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$457	$32	$(2,620)	$—	$(2,131)

	Nine months ended September 30, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$769,665	$706	$8,000	$—	$778,371
Purchases of investments	600,544	—	—	434	600,978
Proceeds from principal repayments and sales of investments	(44,300)	—	—	—	(44,300)
Accretion of discount/amortization of premium	1,903	—	—	—	1,903
Payment-in-kind interest and fees capitalized	1,043	46	—	—	1,089
Net realized gain (loss) on investments	525	—	—	—	525
Net change in unrealized appreciation (depreciation)	61	60	(5,772)	36	(5,615)
Fair value, end of period	$1,329,441	$812	$2,228	$470	$1,332,951
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$588	$60	$(5,772)	$36	$(5,088)

The following tables present change for the three and nine months ended September 30, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$355,530	$—	$—	$—	$355,530
Purchases of investments	271,379	706	—	—	272,085
Proceeds from principal repayments and sales of investments	(3,241)	—	—	—	(3,241)
Accretion of discount/amortization of premium	504	—	—	—	504
Payment-in-kind interest and fees capitalized	397	—	—	—	397
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(3,366)	—	—	—	(3,366)
Fair value, end of period	$621,203	$706	$—	$—	$621,909
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(3,366)	$—	$—	$—	$(3,366)

	Nine months ended September 30, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$244,061	$—	$—	$—	$244,061
Purchases of investments	385,161	706	—	—	385,867
Proceeds from principal repayments and sales of investments	(6,044)	—	—	—	(6,044)
Accretion of discount/amortization of premium	1,254	—	—	—	1,254
Payment-in-kind interest and fees capitalized	601	—	—	—	601
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	(3,830)	—	—	—	(3,830)
Fair value, end of period	$621,203	$706	$—	$—	$621,909
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$(3,830)	$—	$—	$—	$(3,830)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$1,329,441	Yield analysis	Discount rate	6.1%	13.3%	8.3%
Investments in Common Stock	2,228	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	11.9x	11.9x	11.9x
		Discounted cash flows	Discount rate	15.5%	15.5%	15.5%
Investments in Preferred Stock	812	Yield analysis	Discount rate	10.6%	10.6%	10.6%
Investments in L.P. Interest	470	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.0x	18.0x	18.0x
		Discounted cash flows	Discount rate	15.5%	15.5%	15.5%
	$1,332,951
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 183.5% and 181.3%, respectively.

The Company’s outstanding debt obligations as of September 30, 2025 were as follows (in thousands):

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$600,000	$461,471	$461,471	$456,856	$138,529	$83,179
Revolving Credit Facility	125,000	—	—	—	125,000	125,000
2025 CLO Notes (4)	272,000	272,000	269,728	271,320	—	—
Total Debt Obligations	$997,000	$733,471	$731,199	$728,176	$263,529	$208,179

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $2.3 million as of September 30, 2025.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average debt outstanding	$715,186	$290,200	$596,356	$193,073
Maximum amount of debt outstanding	$839,871	$371,818	$221,281	$371,818

Weighted average annualized interest cost (1)	6.86%	8.71%	6.92%	8.72%
Annualized amortized debt issuance cost	0.30%	0.25%	0.35%	0.25%
Total annualized interest cost	7.16%	8.96%	7.27%	8.97%

Weighted average SOFR rate	4.27%	5.25%	4.29%	5.29%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and nine months ended September 30, 2025 were $0.3 million and $0.9 million, respectively. Commitment fees for the three and nine months ended September 30, 2024 were $0.3 million and $1.3 million, respectively.

The components of interest expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$11,442	$5,934	$28,458	$11,773
Facility undrawn and unused fees	277	305	890	1,320
Amortization of financing costs and debt issuance costs	713	318	2,153	949
Total interest expense	$12,432	$6,557	$31,501	$14,042

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Investments at fair value	$882,640	$756,385
Restricted cash	17,894	16,114
Interest receivable	4,519	4,552
Deferred financing costs	6,054	7,096
Prepaid expenses and other assets	58	10
Total assets	$911,165	$784,157
Liabilities
Debt	$461,471	$432,518
Interest payable	5,979	7,445
Accrued expenses and other liabilities	45	100
Total liabilities	$467,495	$440,063

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the “Revolving Credit Facility”), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an aggregate amount of up to $125 million. On October 10, 2025, the stated termination date of the Revolving Credit Facility was extended to October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

	September 30, 2025
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

The 2025 CLO Secured Notes are secured by all of the CLO’s assets. The CLO’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the CLO as of September 30, 2025 are as follows (in thousands):

September 30, 2025
Assets
Investments at fair value	$396,193
Restricted cash	23,611
Interest receivable	1,907
Prepaid expenses and other assets	53
Total assets	$421,764
Liabilities
Debt, net of debt issuance costs of $2,272, at September 30, 2025 (1)	$269,728
Interest payable	8,687
Accrued expenses and other liabilities	320
Total liabilities	$278,735
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

The following tables summarize the total shares issued and proceeds received for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share amounts):

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	8,636,908	$124,840	4,962,797	$74,628
Distributions reinvested	139,164	2,017	31,965	482
Share repurchases, net of early repurchase deduction	(17,906)	(297)	—	—
Total	8,758,166	$126,560	4,994,762	$75,110

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	17,744,054	$257,085	6,100,811	$91,628
Distributions reinvested	280,988	4,093	31,965	482
Share repurchases, net of early repurchase deduction	(25,323)	(440)	—	—
Total	17,999,719	$260,738	6,132,776	$92,110

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during the three and nine months ended September 30, 2025 and 2024:

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2025	$14.58	$—	$—
February 28, 2025	$14.57	$—	$—
March 31, 2025	$14.55	$—	$—
April 30, 2025	$14.52	$—	$—
May 31, 2025	$14.48	$—	$—
June 30, 2025	$14.49	$—	$—
July 31, 2025	$14.49	$—	$—
August 31, 2025	$14.46	$—	$—
September 30, 2025	$14.45	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2024	$14.87	$—	$—
February 29, 2024	$14.97	$—	$—
March 31, 2024	$14.95	$—	$—
April 30, 2024	$15.10	$—	$—
May 31, 2024	$14.86	$—	$—
June 30, 2024	$15.07	$—	$—
July 31, 2024	$15.10	$—	$—
August 31, 2024	$14.88	$—	$—
September 30, 2024	$15.00	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539
			$1.1471	$34,890

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
			$0.8505	$11,733

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three and nine months ended September 30, 2025, $2.0 million and $4.1 million, respectively, was reinvested by stockholders. Of the total distributions paid during the three and nine months ended September 30, 2024, $0.5 million was reinvested by stockholders.

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

During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million and 25,323 Class I common shares for an aggregate of $0.4 million, respectively. There were no share repurchases during the three and nine months ended September 30, 2024.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations	$12,017	$4,776	$30,459	$14,633
Weighted average common stock outstanding	35,733,434	15,764,357	30,507,527	13,300,235
Net increase in net assets per share resulting from operations - basic and diluted	$0.34	$0.30	$1.00	$1.10

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2025 and December 31, 2024, the total unfunded commitments were $287.4 million and $152.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Nine months ended September 30,
Class I:	2025	2024
Per Share Data:
Net asset value at beginning of period	$14.60	$14.75
Net investment income (1)	1.17	1.39
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.17)	(0.29)
Net increase (decrease) in net assets resulting from operations	15.60	15.85
Distributions declared (3)	(1.15)	(0.85)
Net asset value at end of period	$14.45	$15.00

Total return based on net asset value (4)	7.1%	7.5%
Shares outstanding, end of period	42,412,878	17,803,369
Weighted average shares outstanding	30,507,527	13,300,235

Ratio/Supplemental Data:
Net assets at end of period	$612,688	$267,118
Annualized ratio of net expenses to average net assets (5)	11.9%	9.8%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.0%	14.7%
Annualized ratio of net investment income to average net assets (5)	10.4%	12.1%
Portfolio turnover rate (7)	3.3%	0.0%
Asset coverage ratio, end of period	183.5%	171.8%

Capital Commitments Data:
Capital commitments, end of period	$944,260	$768,488
Funded capital commitments, end of period	$612,054	$259,128
% of capital commitments funded	64.8%	33.7%

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
(7)
The turnover rate is derived by using the total sales of investments fully repaid divided by the average fair value of investments during the period. For the three and nine months ended September 30, 2025, three portfolio companies repaid their loans in full. For the three and nine months ended September 30, 2024, there were no portfolio companies that repaid loans in full.

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

The Company received $52.3 million ($26.0 million of which was received prior to September 30, 2025 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Class I common stock for subscriptions effective October 1, 2025 and November 3, 2025.

On October 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2025 that are tendered by shareholders by 11:59 p.m., Eastern Time, on October 28, 2025 and not withdrawn. On October 31, 2025, the Company repurchased 94,821 Class I common shares for an aggregate of $1.4 million pursuant to the terms of the tender offer.

On October 30, 2025, the Company’s Board of Directors declared a distribution of $0.1246 per Class I share, which is payable on November 17, 2025 to shareholders of record as of the close of business on October 31, 2025.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in economic, industry, or political conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies and government regulation;
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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total investments, beginning of period	$1,087,496	$352,812	$773,069	$240,879
New investments purchased	249,939	272,085	600,978	385,867
Net accretion of discount on investments	759	504	1,903	1,254
Payment-in-kind interest and fees capitalized	438	397	1,089	601
Net realized gain (loss) on investments	—	—	525	—
Investments repaid	(5,368)	(3,241)	(44,300)	(6,044)
Total investments, end of period	$1,333,264	$622,557	$1,333,264	$622,557

Portfolio Companies at beginning of period	71	29	50	22
Number of new Portfolio Companies	18	15	42	22
Number of exited Portfolio Companies	—	—	(3)	—
Portfolio Companies at end of period	89	44	89	44

Our portfolio composition and weighted average yields as of September 30, 2025 and December 31, 2024 was as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.6%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.6%	9.9%
Weighted average EBITDA (2)	$231	$208
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	98.9%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$30,149	$14,972	$75,800	$33,107
Net expenses	16,001	6,830	40,251	14,644
Net investment income	14,148	8,142	35,549	18,463
Net realized gain (loss)	—	—	525	—
Net change in unrealized appreciation (depreciation)	(2,131)	(3,366)	(5,615)	(3,830)
Net increase in net assets resulting from operations	$12,017	$4,776	$30,459	$14,633

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$28,852	$14,273	$72,551	$31,757
Payment-in-kind interest income	553	208	1,186	443
Other income	744	491	2,063	907
Total investment income	$30,149	$14,972	$75,800	$33,107

For the three months ended September 30, 2025 and 2024, total investment income was $30.1 million and $15.0 million, respectively, and for the nine months ended September 30, 2025 and 2024, total investment income was $75.8 million and $33.1 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1,333.0 million at September 30, 2025 from $621.9 million at September 30, 2024.

Expenses

Expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and other financing expenses	$12,432	$6,557	$31,501	14,042
Management fees	1,739	723	4,274	1,843
Income-based incentive fees	1,830	1,018	4,469	2,308
Capital gains incentive fees	—	(340)	—	(398)
Other general and administrative expenses	1,344	1,509	4,277	4,696
Total expenses before fee waiver and expense support	17,345	9,467	44,521	22,491
Expense support	(1,344)	(1,525)	(4,270)	(4,831)
Management fees waived	—	(434)	—	(1,106)
Incentive fees waived	—	(678)	—	(1,910)
Net expenses	$16,001	$6,830	$40,251	$14,644

For the three months ended September 30, 2025 and 2024, net expenses were $16.0 million and $6.8 million, respectively, and for the nine months ended September 30, 2025 and 2024, net expenses were $40.3 million and $14.6 million, respectively, all primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

For the three months ended September 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $12.4 million and $6.6 million, respectively was driven by $715.2 million and $290.2 million, respectively, of average debt outstanding. For the nine months ended September 30, 2025 and 2024, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $31.5 million and $14.0 million, respectively was driven by $596.4 million and $193.1 million, respectively, of average debt outstanding.

Management fees

For the three months ended September 30, 2025 and 2024, management fees were $1.7 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, management fees were $4.3 million and $1.8 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets through December 31, 2024, which resulted in a waiver of $0.4 million and $1.1 million, respectively for the three and nine months ended September 30, 2024. No management fees have been waived for the three and nine months ended September 30, 2025.

Incentive fees

For the three months ended September 30, 2025 and 2024, total incentive fees were $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, total incentive fees were $4.5 million and $1.9 million, respectively. The Investment Adviser agreed to waive the incentive fee through December 31, 2024, which resulted in a waiver of $0.7 million and $1.9 million, respectively for the three and nine months ended September 30, 2024. No incentive fees have been waived for the three and nine months ended September 30, 2025.

Expense support

For the three months ended September 30, 2025 and 2024, the Company received $1.3 million and $1.5 million, respectively, in expense support from the Investment Adviser. For the nine months ended September 30, 2025 and 2024, the Company received $4.3 million and $4.8 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2025, we had $0.0 million and $0.5 million of realized gains (losses) on investments. For the three and nine months ended September 30, 2024, we had no realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(2,131)	$(3,366)	$(5,615)	$(3,830)

For the three months ended September 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $2.1 million and $1.8 million, respectively, and gross unrealized depreciation on investments of $4.2 million and $5.2 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(2.1) million and $(3.4) million, respectively on investments. For the nine months ended September 30, 2025 and 2024, we recognized gross unrealized appreciation on investments of $4.0 million and $2.7 million, respectively, and gross unrealized depreciation on investments of $9.6 million and $6.6 million, respectively, resulting in a net change in unrealized appreciation (depreciation) of $(5.6) million and $(3.8) million, respectively on investments.

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

As of September 30, 2025, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $600 million that is committed to increase incrementally to $800 million by March 1, 2026 and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under our credit facilities, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the next 12 months.

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

Debt

As of September 30, 2025, we had an aggregate principal amount of $733.5 million of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 15, 2025, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539
			$1.1471	$34,890

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
			$0.8505	$11,733

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three and nine months ended September 30, 2025, $2.0 million and $4.1 million, respectively, was reinvested by stockholders. There were no distributions reinvested by the stockholders during the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million and 25,323 Class I common shares for an aggregate of $0.4 million, respectively.

On April 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of December 31, 2024 that are tendered by shareholders by 11:59 p.m., Eastern Time, on April 28, 2025 and not withdrawn. The Company repurchased an aggregate of 7,417 Class I common shares for $0.1 million pursuant to the terms of the tender offer.

On July 1, 2025, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2025 that are tendered by shareholders by 11:59 p.m., Eastern Time, on July 29, 2025 and not withdrawn. The Company repurchased an aggregate of 17,906 Class I common shares for $0.3 million pursuant to the terms of the tender offer.

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

The following table summarizes the total shares issued and proceeds received for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share amounts):

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	8,636,908	$124,840	4,962,797	$74,628
Distributions reinvested	139,164	2,017	31,965	482
Share repurchases, net of early repurchase deduction	(17,906)	(297)	—	—
Total	8,758,166	$126,560	4,994,762	$75,110

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	17,744,054	$257,085	6,100,811	$91,628
Distributions reinvested	280,988	4,093	31,965	482
Share repurchases, net of early repurchase deduction	(25,323)	(440)	—	—
Total	17,999,719	$260,738	6,132,776	$92,110

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened litigation.

Related-Party Transactions

We entered into a number of business relationships with affiliated or related parties, including the following:

•
Investment Advisory Agreement
•
Expense Support Agreement
•
Co-Investment Exemptive Relief
•
Multi-Class Exemptive Relief
•
Placement Agreement
•
Distribution Agreement
•
Due to/from Investment Adviser
•
Trademark Sub-License Agreement

See Note 3 to the consolidated financial statements for additional information.

Recent Developments

See Note 12 to the consolidated financial statements for a summary of recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Notes Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Notes Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$26,753	$(14,669)	$12,084
Up 100 basis points	13,377	(7,335)	6,042
Up 50 basis points	6,688	(3,667)	3,021
Down 50 basis points	(6,688)	3,667	(3,021)
Down 100 basis points	(13,377)	7,335	(6,042)
Down 200 basis points	(26,753)	14,669	(12,084)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended September 30, 2025 were previously disclosed in its Current Reports on Form 8-K.

For the three months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million (net of Early Repurchases Deduction) pursuant to a tender offer that commenced on July 1, 2025, to repurchase up to 5.0% of the Company’s outstanding shares of common stock.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the three months ended September 30, 2025:

Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (4)
July 29, 2025	17,906	0.05%	$14.49	June 30, 2025	$(297)	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on August 11, 2023).
3.2	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
3.3	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.4	Class S Articles Supplementary (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.5	Class D Articles Supplementary (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on May 23, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on October 3, 2023).
4.1	Form of Subscription Agreement
10.1

Amendment No. 2, dated as of October 10, 2025, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2025).

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

Jefferies Credit Partners BDC Inc.

Date: November 13, 2025	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ryan Schindele
Ryan Schindele
Interim Chief Financial Officer
(Principal Financial Officer)