Form 10-K
period 2025-12-31
Jefferies Credit Partners BDC Inc.
filed 2026-03-20
CIK 1959604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Class I Common Stock, par value $0.001 per share Class S Common Stock, par value $0.001 per share Class D Common Stock, par value $0.001 per share

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

There is currently no established public market for the Registrant’s shares of common stock. As of March 10, 2026, the registrant had 48,609,341, 0, and 0 of Class I, Class S and Class D shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•
We operate in a highly competitive market for investment opportunities and prospective investors.
•
The origination of new investment opportunities is dependent on the relationships that Jefferies Financial Group Inc. has with its existing clients, including private equity sponsors.

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
•
Jefferies Financial Group Inc. and its affiliates may earn fees from Portfolio Companies and may earn fees in connection with sourcing investments for us.

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

Our origination of new investment opportunities is differentiated by our Investment Adviser’s affiliation with Jefferies Financial Group Inc. (“Jefferies Financial Group”) and its U.S. investment banking subsidiary, Jefferies LLC (“Jefferies”). We believe this affiliation provides our Investment Adviser with access to a substantial flow of investment opportunities that allows our Investment Adviser to be significantly more selective than investment advisers with less access to deal flow. By leveraging Jefferies’ relationships with private equity sponsors and corporate clients, our Investment Adviser is positioned to select a portfolio of upper middle market loans with attractive risk adjusted returns.

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

Investment Selection and Process

The Investment Team

The Investment Adviser’s investment team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. As of December 31, 2025, the investment team is comprised of 65 professionals, all of whom are dedicated to investment selection, analysis and portfolio management. In addition, the Investment Adviser and its affiliates have risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Investments

As of December 31, 2025, the fair value of our investments was approximately $1.6 billion in 96 Portfolio Companies. Our investments at December 31, 2025 were primarily in senior secured first lien debt, with additional investments in common stock, preferred stock and L.P. interests of U.S. companies. We had outstanding commitments to fund senior secured first lien delayed draw terms loans and revolvers totaling $383.8 million. See the Consolidated Schedule of Investments as of December 31, 2025, in our consolidated financial statements for more information on these investments.

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

Competition

Our primary competitors provide financing to companies in the upper middle market and include other BDCs, commercial and investment banks, commercial financing companies, alternative asset managers, private funds, including hedge funds, joint ventures involving a combination of any of the foregoing, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical, operational and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

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

We will remain an emerging growth company until the earlier of: the last day of the fiscal year (i) following the fifth anniversary of the date of first sale of common equity securities pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Important Tax Information

During the year ended December 31, 2025, the Company designated 98.3% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code and designated 97.5% of the dividends paid from net investment company taxable income as Section 163(j) interest dividends.

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

Management Fee

The management fee is payable quarterly in arrears at an annual rate of 1.25% of our net assets. The management fee will be calculated based on the average value of our net assets at the end of the most recently completed calendar quarter. For purposes of calculating the management fee, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”). For the first calendar quarter in which had operations, net assets was measured as the average of net assets at the initial closing and at the end of such first calendar quarter. Substantial additional fees and expenses may also be charged by our administrator. The Investment Adviser voluntarily agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024.

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any shares issued or repurchased during the relevant quarter.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

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

Under our Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except the shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining stockholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

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

We operate in a highly competitive market for investment opportunities and prospective investors.

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

The origination of new investment opportunities is dependent on the relationships that JFG has with its existing clients, including private equity sponsors.

Our ability to achieve our investment objectives is dependent on the existing and future relationships of JFG’s investment bankers. The origination of new investment opportunities is dependent on the relationships that JFG has with its existing clients, including private equity sponsors. The Investment Adviser exclusively relies on JFG to source direct lending investment opportunities for its advisory clients. JFG may offer its clients products or services that compete with private credit loans, such as high yield bonds, bridge financings or direct equity investments. In each of these cases, the alternative investment opportunities would not be offered to the Investment Adviser or its advisory clients. The types of products offered by JFG will be driven by various market factors that are outside of the Investment Adviser’s control, and there is no assurance that the origination of investment opportunities will continue on a pace consistent with historical practice. Any adverse business, legal, regulatory, reputational, credit or other effect on JFG that negatively impacts its relationships with its clients may have an adverse impact on the Investment Adviser’s ability to source investments for us.

Additionally, the Investment Adviser’s employees are seconded from Jefferies LLC, a wholly-owned subsidiary and the investment banking arm of JFG. The Investment Adviser relies on Jefferies LLC for facilities, technology infrastructure and a variety of administrative requirements. Pursuant to a services agreement, Jefferies LLC provides the Investment Adviser with office space and provides personnel and other administrative services, including accounting and tax services, legal and compliance services, business continuity, planning and support, foreign exchange hedging, and technology infrastructure and support. The Investment Adviser would not be able to operate its business without this support. There are no assurances that these services will continue for any reason or that members of JFG will always act in the interest of the Investment Adviser or us.

General economic conditions could adversely affect the performance of our investments and operations.

We and our Portfolio Companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Although inflation generally decelerated, and stabilized throughout 2024 and 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in the third and fourth quarters of 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.

Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, U.S. military action overseas or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. For example, in the United States, the current presidential administration has stated its intention to propose or has implemented governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose or have imposed similar measures in return. Additionally, certain of our Portfolio Companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

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

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of collateral securing our senior secured debt in 2025 and may continue to impact such collateral in the future. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

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

In recent years, there has been increased legislative and regulatory activity impacting the financial services industry. The increased scrutiny of the industry in which we operate may negatively impact the operations, cash flows or financial condition of us and our Portfolio Companies, impose additional costs on us and our Portfolio Companies, intensify the regulatory supervision of us and our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. While this risk may increase or decrease with changing U.S. presidential administrations and different expressed policy priorities, we cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue an aggressive regulatory agenda that will impact our operations and investment strategy.

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

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. Because interest payments are capitalized and added to principal rather than paid in cash, the borrower’s debt burden can grow significantly over time. As PIK interest compounds and the principal amount of the loans rise, subsequent interest payments would then be based on the higher principal amount. This results in higher borrowing costs for borrowers and the larger principal balance may increase the risk that a borrower cannot refinance its indebtedness in the future.

Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s net assets. As a result, because the management fee that the Company pays to the Investment Adviser is based on the net assets of the Company, the receipt by the Company of PIK interest will result in an increase in the amount of the management fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-incentive fee net investment income and, as a result, an increase in Incentive Fees that are payable by the Company to the Investment Adviser.

Additionally, PIK loans will not generate as much cash flow as loans that pay interest entirely in cash, which would limit the Company’s ability to pay distributions from net income.

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

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds, borrowing or other sources. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

Our operations rely heavily on the secure processing, storage and transmission of financial, personal and other information in the computer systems and networks of the Company, our Investment Adviser, our Administrator and other third parties. In recent years, there have been several highly publicized incidents involving financial services companies and their service providers reporting the unauthorized disclosure of client or other confidential information, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, which in some cases occurred as a result of failure to follow procedures by employees or contractors or as a result of actions by third-parties. Cyber attacks can originate from a variety of sources, including foreign governments and third-parties affiliated with them, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company, including through use of relatively new artificial intelligence (“AI”) tools or methods that can be used to create deepfakes for impersonation or to enable attack campaigns more quickly and effectively. Geopolitical conflicts could result in an increased number and/or severity of cyber attacks. Malicious actors may also attempt to compromise or induce employees of our Investment Adviser, the Administrator or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Additionally, we, Jefferies Finance and third-party service providers are subject to numerous laws and regulations designed to protect sensitive or confidential information, including personal data, such as U.S. and non-U.S. federal and state laws governing privacy and cybersecurity.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our Portfolio Companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our Portfolio Companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our Portfolio Companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Jefferies Finance and third-party service providers, and the information systems of our Portfolio Companies and the software and networks of the Company, Jefferies Finance, third-party service providers and our Portfolio Companies may be vulnerable to spam attacks, unauthorized access, distributed denial of service attacks, ransomware, computer viruses and other malicious code, impersonation campaigns as well as human error, natural disaster, power loss, and other events. The techniques and malware used in these cyber attacks and cybersecurity incidents are increasingly sophisticated, change frequently and are often not recognized until launched because they are novel. Jefferies Finance and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.

We, or our third-party service providers, may develop or incorporate AI technology in certain business operations, processes, products, or services. The development and use of AI presents a number of opportunities for us, as well as risks and challenges. The full extent of current or future risks related to the development of AI technology is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a disadvantage. The use of AI may also include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information.

Artificial Intelligence and Machine Learning Developments may adversely affect our business.

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to the Investment Adviser and the Company. The Investment Adviser employs a risk-based framework for overseeing use of Machine Learning Technology in connection with its business activities, including investment activities and is subject to JFG’s internal policy governing use of Machine Learning Technology (the “AI Policy”). Notwithstanding the AI Policy, the Investment Adviser’s personnel, senior advisors, industry advisors and other associated persons of the Investment Adviser or any of its affiliates could, unbeknownst to the Investment Adviser, utilize Machine Learning Technology in contravention of the AI Policy. The Investment Adviser and the Company could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Investment Adviser, also use Machine Learning Technology in their business activities. The Investment Adviser and the Company will not be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information—either by third parties in contravention of non-disclosure agreements, or by the Manager’s personnel or the aforementioned advisors and affiliates of the Manager in contravention of the Manager’s policies—into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that the Investment Adviser or the Company are exposed to the risks of Machine Learning Technology use, including through any investment it may hold, any such inaccuracies or errors could have adverse impacts on the Investment Adviser or the Company.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict all future risks that may arise from such developments.

Technological disruptions and innovations in established industries can impact the Company’s investment strategy.

Recent technological and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological and other innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time the Company made such investment and may adversely impact the Company and/or its portfolio investments. Furthermore, the Investment Adviser could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Political Elections could create significant uncertainty with respect to legal, tax and regulatory policies.

The outcome of future global political elections in any jurisdiction where the Company, as well as the Investment Adviser and its affiliates operate or invest could create significant uncertainty with respect to legal, tax and regulatory regimes that affect them. Changes in the composition or policies of the various governments following such elections could result in a number of changes to fiscal, trade, monetary, environmental, social and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, climate policy, immigration policy and/or government entitlement programs could have a material adverse impact on the Company and its investments.

Political Risks in General may adversely affect our business.

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate-related policies or regulations and/or government entitlement programs during the term of the Company could have a material adverse impact on the Company and its investments. More generally, legislative acts, rulemaking, adjudicatory or other activities by U.S. or non-U.S. governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Company to achieve its investment objectives or for some or all of the Company’s Portfolio Companies to engage in their respective businesses.

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

Inflation may adversely affect the business, results of operations and financial conditions of Portfolio Companies.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Trade negotiations and related government actions may create global supply chain issues and regulatory uncertainty for our Portfolio Companies and our investment strategies and adversely affect the profitability of our Portfolio Companies.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto, and has proposed and/or taken actions to increase tariffs or other duties on goods or products being imported into the U.S. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Recently, the current U.S. presidential administration has proposed and/or imposed significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries, including China, may take in response to tariffs proposed or imposed by the U.S. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future Portfolio Companies and adversely affect the revenues and profitability of Portfolio Companies whose businesses rely on imported goods.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs. For the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Company and is portfolio investments. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could create further regulatory uncertainty for our Portfolio Companies and adversely affect their businesses and financial condition, particularly to the extent the revenues and profitability of their businesses rely on goods imported from outside of the United States.

Complex restructurings.

As a general matter, financial restructurings have increasing complexity because lenders in the banking and capital markets use sophisticated financing techniques to fund lending operations and borrowers have increasing flexibility in their loan documents. In certain cases, a borrower’s assets can be sold or transferred to an affiliated entity (including “unrestricted subsidiaries”) and separately financed by third party financing sources. Any such assets may be material to the business of a borrower but may no longer comprise a portion of the collateral that is securing our investment, and any direct claim we may have had on these assets may be subordinated or eliminated. In addition, certain lenders may be excluded from workout negotiations or a restructuring, which may result in such excluded lenders not receiving the same terms and economics as participating lenders or having a subordinated claim to other creditors (including participating lenders). This could occur if a select group of investors are providing financing to a borrower in exchange for favorable backstop economics in the form of fees, equity or in-kind payments, or other favorable terms. Additionally, in bankruptcy a borrower may obtain “debtor in possession” financing from select lenders that offer such favorable terms, including a priming claim in the underlying collateral. There is no guarantee that we will be offered this opportunity or would be able to participate. This could result in losses or a lower recovery for non-participating lenders, which may include us. Our ability to participate in workout or restructuring negotiations is uncertain and depends on several factors outside of our control or the Investment Adviser’s. Additionally, participation in a workout or restructuring may be tied to providing additional capital to a borrower, and if we cannot provide additional capital then its position may become significantly diluted. If we were to be excluded and treated as a non-participating lender or are unable to provide additional capital, then such workout or restructuring would likely result in a lower return to us on the investment and could result in a lower return to our stockholders.

Private equity sponsor concentrations.

Our investment objective is to invest in a portfolio of senior secured loans to borrowers that are owned by private equity sponsors. A private equity sponsor is the investment firm that organizes, raises and manages a private equity fund, and on behalf of that fund identifies, invests in, oversees and ultimately realizes on portfolio company investments. The private equity sponsor exercises or controls key governance and investment decisions and seeks to generate investment returns for the fund’s limited partners. The success of a particular investment will in large part depend on the knowledge, skill, resources and capital of the portfolio company’s private equity sponsor. We do not have limitations on the number of portfolio company investments associated with one private equity sponsor. If we own several investments in portfolio companies that are managed by a single private equity sponsor, we may suffer losses on these investments if such private equity sponsor becomes insolvent, cannot raise additional funds from investors, mismanages its portfolio companies, loses key management or investment personnel or otherwise suffers from adverse business, legal, regulatory, reputational or other effect that negatively impacts its ability to manage a portfolio company.

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

Jefferies Financial Group Inc. and its affiliates may earn fees from Portfolio Companies and may earn fees in connection with sourcing investments for us.

In connection with investments we make, Jefferies Financial Group Inc. and its affiliates may receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. Jefferies Financial Group Inc. or one of its affiliates may also earn commitment fees and/or upfront fees, as well as interest, on any position that it holds on a proprietary basis and not allocated to us. Additionally, Jefferies Financial Group Inc. or one of its affiliates may earn unused line fees, ticking fees, commitment fees or any similar type of fee on unfunded commitments that it retains on a proprietary basis, including with respect to unfunded delayed draw commitments that it retains with the intention of transferring any funded delayed draw term loans thereunder to one or more advisory clients.

The potential for Jefferies Financial Group Inc. and its affiliates to receive such economic benefits creates conflicts of interest as Jefferies Financial Group Inc. and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, Jefferies Financial Group Inc. and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by Jefferies Financial Group Inc. and its affiliates can participate in the original or refinanced investment, or both.

Certain benefits received by Jefferies Financial Group Inc. and its affiliates in connection with their services related to portfolio companies or transactions are typically not partially or fully offset against management fees payable by us. Certain categories of fees, such as agent fees, interest income or any fees earned as part of proprietary investments, are generally not offset against management fees or are offset for certain funds managed by Jefferies Financial Group Inc. or its affiliates and not others.

Whether an economic benefit received in connection with a transaction related to a portfolio investment is deemed to be of the type that is fully, partially or not offset against management fees requires judgment, which creates a conflict of interest between the stockholder and Jefferies Financial Group Inc. Additionally, because affiliates of Jefferies Financial Group Inc. are often heavily involved in negotiating such transactions, they have an incentive to structure such transactions to generate the types of fees that would not be offset or only partially offset against management fees. In the event these benefits are only partially or not at all offset against management fees, Jefferies Financial Group Inc. and its affiliates will receive higher total compensation than they would in a compensation structure that does not contain deal-related compensation or for which such compensation is fully offset. As such, Jefferies Financial Group Inc. and its affiliates have a financial incentive to originate investments other than the incentives associated with a management fee and a performance payment.

In some cases, an excess portion of an asset will be held by a non-advisory account by Jefferies Financial Group Inc. or its affiliates, or by an advisory client other than us. When such excess portion of an asset is sold to third parties, Jefferies Financial Group Inc. and its affiliates are permitted to receive a fee or profit. Such fee or profit is not offset against management fees. Thus, Jefferies Financial Group Inc. and/or its affiliates may have an incentive to find larger deals in order to generate such transaction fees and profits. Further, such fees or profits may create an incentive for Jefferies Financial Group Inc. and/or its affiliates to sell a larger portion of a loan to third parties (thereby reducing our share of such loan) than it would in the absence of such fees.

Further, Jefferies Financial Group Inc. and/or its affiliates may receive fees in connection with syndicating loans and are often permitted to retain such fees. As a result, Jefferies Financial Group Inc. has an incentive to syndicate more of such loan to third parties than it would in the absence of such fees. In such cases, it is possible that we will receive a smaller indirect allocation of a loan than would be desirable for us. Nonetheless, Jefferies Financial Group Inc. believes that in the long term, such activities are integral to its efforts to secure the best investment opportunities for us and its other advisory clients.

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

We may be exposed to risks associated with changes in interest rates.

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

Share Issuances

The offering consists of three classes of shares of our common stock, which will be made on a continuous basis in transactions exempt from registration under the Securities Act under Regulation D and Regulation S. For additional information, see “Item 1. Business — Private Offering.” As of March 10, 2026, there were 902 holders of record of our common stock.

We will determine our NAV for shares each month as of the last day of each calendar month. The NAV per share is determined by dividing the value of total assets minus liabilities by the total number of shares of our common stock outstanding at the date as of which the determination is made. The following table presents our monthly NAV per share for the years ended December 31, 2025 and December 31, 2024 and the period December 4, 2023 (inception) to December 31, 2023:

NAV Per Share (1)
For the Month Ended	Class I
January 31, 2025	$14.58
February 28, 2025	$14.57
March 31, 2025	$14.55
April 30, 2025	$14.52
May 31, 2025	$14.48
June 30, 2025	$14.49
July 31, 2025	$14.49
August 31, 2025	$14.46
September 30, 2025	$14.45
October 31, 2025	$14.43
November 30, 2025	$14.42
December 31, 2025	$14.43

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

NAV Per Share (1)
For the Month Ended	Class I
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07
July 31, 2024	$15.10
August 31, 2024	$14.88
September 30, 2024	$15.00
October 31, 2024	$14.63
November 30, 2024	$14.63
December 31, 2024	$14.60

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

NAV Per Share (1)
For the Period Ended	Class I
December 31, 2023	$14.75

(1)
There were no Class S or Class D shares outstanding for the period presented.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539
October 30, 2025	October 31, 2025	November 17, 2025	0.1246	5,532
November 28, 2025	November 28, 2025	December 15, 2025	0.1219	5,615
December 30, 2025	December 30, 2025	January 30, 2026	0.1173	5,504
			$1.5109	$51,541

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

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

Of the total distributions paid during the years ended December 31, 2025 and December 31, 2024, $6.8 million and $1.7 million, respectively, was reinvested by stockholders. There were no distribution reinvestments for the period from December 4, 2023 (inception) to December 31, 2023.

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

Under our Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except the shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining stockholders. We may, from time to time, waive the Early Repurchase Deduction in our sole discretion.

During the year ended December 31, 2025, the Company repurchased 120,294 Class I common shares for an aggregate of $1.8 million. No share repurchases were completed during the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a private, perpetually offered, externally managed, non-diversified, closed-end management investment company, which has elected to be regulated as a BDC under the Investment Company Act. Formed as a Maryland corporation on August 10, 2022, we are externally managed by the Investment Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Investment Adviser is registered as an investment adviser with the SEC. We have elected to be treated, and expect to qualify annually thereafter, as a RIC under the Code.

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

Portfolio and Investment Activity

Our portfolio and investment activity is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Total investments, beginning of period	$773,069	$240,879	$—
New investments purchased (1)	875,533	552,508	252,621
Net accretion of discount on investments (1)	2,736	7,820	97
Payment-in-kind interest and fees capitalized	1,963	990	—
Net realized gain (loss) on investments	884	(5,458)	592
Investments repaid (1)	(77,908)	(23,670)	(12,431)
Total investments, end of period	$1,576,277	$773,069	$240,879

Portfolio Companies at beginning of period	50	22	—
Number of new Portfolio Companies	50	28	25
Number of exited Portfolio Companies (2)	(4)	—	(3)
Portfolio Companies at end of period	96	50	22

(1)
Includes reorganizations and restructuring of investments.
(2)
For the year ended December 31, 2025, four portfolio companies repaid their loans in full. For the year December 31, 2024, there were no portfolio companies that repaid loans in full. For the period from December 4, 2023 (inception) to December 31, 2023, two portfolio companies repaid loans in full between when the initial acquisition of a portfolio of loans and commitments was entered into on June 30, 2023, and when the transaction closed on December 4, 2023.

Our portfolio composition and weighted average yields as of December 31, 2025 and December 31, 2024 were as follows (dollars in millions):

	December 31, 2025	December 31, 2024
Weighted average yield on debt investments, at amortized cost (1)	9.1%	10.0%
Weighted average yield on debt investments, at fair value (1)	9.1%	9.9%
Weighted average EBITDA (2)	$226	$208
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	98.9%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

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

Results of Operations

Operating results for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Total investment income	$110,480	$52,576	$2,108
Net expenses	58,352	23,356	1,275
Net investment income	52,128	29,220	833
Net realized gain (loss)	884	(5,458)	592
Net change in unrealized appreciation (depreciation)	(6,678)	2,120	3,182
Net increase in net assets resulting from operations	$46,334	$25,882	$4,607

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, was as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Interest income	$105,518	$50,461	$2,078
Payment-in-kind interest income	2,062	832	—
Other income	2,900	1,283	30
Total investment income	$110,480	$52,576	$2,108

For the years ended December 31, 2025 and December 31, 2024 and for period from December 4, 2023 (inception) to December 31, 2023, total investment income was $110.5 million, $52.6 million and $2.1 million, respectively, driven primarily by income earned on our investments and our deployment of capital. The size of our investment portfolio at fair value increased to $1.6 billion at December 31, 2025 from $778.4 million at December 31, 2024. The size of our investment portfolio at fair value increased to $778.4 million at December 31, 2024 from $244.1 million at December 31, 2023.

Expenses

Expenses were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Interest and other financing expenses	$44,816	$22,361	$1,049
Management fees	6,313	2,823	128
Income-based incentive fees	6,692	3,652	104
Capital gains incentive fees	—	(398)	472
Organization costs	—	—	1,805
Reimbursable expenses to Advisor	500	—	—
Other general and administrative expenses	5,819	6,373	885
Total expenses before fee waiver and expense support	64,140	34,811	4,443
Expense support	(5,788)	(6,507)	(2,515)
Management fees waived	—	(1,694)	(77)
Incentive fees waived	—	(3,254)	(576)
Net expenses	$58,352	$23,356	$1,275

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, net expenses were $58.4 million, $23.4 million and $1.3 million, respectively, primarily attributable to interest and other financing expenses and the recognition of initial organization costs, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $44.8 million, $22.4 million and $1.0 million, respectively, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 was driven by $647.1 million, $248.8 million and $138.8 million, respectively, of average borrowings under the credit facilities and bridge loan financing.

Management fees

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, management fees were $6.3 million, $2.8 million and $0.1 million, respectively. Management fees are incurred at an annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter. The Investment Adviser agreed to cap the management fee at an annual rate of 0.50% of the value of our net assets from inception through December 31, 2024, which resulted in a waiver of $1.7 million and $0.1 million, respectively, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. No management fees have been waived for the year ended December 31, 2025.

Incentive fees

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, total incentive fees were $6.7 million, $3.3 million and $0.6 million, respectively. The Investment Adviser agreed to waive the incentive fee from inception through December 31, 2024, which resulted in a waiver of $3.3 million and $0.6 million, respectively, for the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. No incentive fees have been waived for the year ended December 31, 2025.

Organization costs

Organization costs include expenses incurred in our initial formation. Organization costs of $1.8 million were expensed upon the initial closing on December 7, 2023.

Reimbursable expenses to Advisor

During the year ended December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.5 million under the Expense Support and Conditional Reimbursement Agreement. During the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, no such obligation existed.

Expense support

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company received $5.8 million, $6.5 million and $2.5 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

Net realized gain (loss) was comprised of the following (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments
Net realized gains (losses)	$884	$(5,458)	$592

For the year ended December 31, 2025, we recognized $0.9 million in gross realized gains on investments and no realized losses on investments, resulting in net realized gains of $0.9 million. For the year ended December 31, 2024, we recognized no gross realized gains on investments and recognized gross realized losses of $5.5 million on investments, resulting in net realized losses on investments of $5.5 million. The net realized loss on investments was comprised of a $5.5 million loss on the restructuring of one investment which was primarily reclassified from unrealized appreciation (depreciation) on investments during the year ended December 31, 2024. For the period from December 4, 2023 (inception) to December 31, 2023, we recognized gross realized gains of $0.6 million and no gross realized losses, resulting in net realized gains on investments of $0.6 million.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(6,678)	$2,120	$3,182

For the year ended December 31, 2025, we recognized gross unrealized appreciation on investments of $6.6 million and gross unrealized depreciation on investments of $13.3 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized depreciation of $6.7 million on investments. For the year ended December 31, 2024, we recognized gross unrealized appreciation on investments of $5.6 million and gross unrealized depreciation on investments of $3.5 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $2.1 million on investments. For the period from December 4, 2023 (inception) to December 31, 2023 we recognized gross unrealized appreciation on investments of $3.4 million and gross unrealized depreciation on investments of $0.2 million, including the impact of transferring unrealized appreciation (depreciation) to realized gains (losses), resulting in net change in unrealized appreciation of $3.2 million on investments through our first period of operations.

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

As of December 31, 2025, we had one Senior Secured Credit Facility with a maximum available amount of $700 million that is committed to increase to $800 million on March 1, 2026 and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on the Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC (the “SPV”) and the amount of principal and interest collections received as well as amounts in reserve held at Jefferies Credit Partners BDC CLO I Ltd.

Debt

As of December 31, 2025, we had an aggregate principal amount of $921.2 million of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following table presents distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539
October 30, 2025	October 31, 2025	November 17, 2025	0.1246	5,532
November 28, 2025	November 28, 2025	December 15, 2025	0.1219	5,615
December 30, 2025	December 30, 2025	January 30, 2026	0.1173	5,504
			$1.5109	$51,541

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

There were no distributions declared and payable for the period from December 4, 2023 (inception) to December 31, 2023.

The Company adopted a distribution reinvestment plan, pursuant to which we reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the years ended December 31, 2025 and December 31, 2024, $6.8 million and $1.7 million, respectively, was reinvested by stockholders. There were no distributions paid or reinvested by the stockholders during the period from December 4, 2023 (inception) to December 31, 2023.

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

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers promptly after the tender offer window terminates using a purchase price equal to the NAV per share as of the valuation date in the tender offer, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the common shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

During the year ended December 31, 2025, the Company repurchased 120,294 Class I common shares for an aggregate of $1.8 million. No share repurchases were completed during the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

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

The following table summarizes the total shares issued and proceeds received for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share amounts):

	Year ended December 31, 2025		Year ended December 31, 2024		For the period from December 4, 2023 (inception to December 31, 2023)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	22,163,159	$320,878	12,628,762	$187,468	11,380,494	$167,500
Forward stock split (1)	—	—	—	—	290,000	—
Distributions reinvested	468,071	6,795	113,803	1,710	—	—
Share repurchases, net of early repurchase deduction	(120,294)	(1,847)	—	—	—	—
Total	22,510,936	$325,826	12,742,565	$189,178	11,670,494	$167,500

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

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2025, management is not aware of any pending or threatened litigation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, U.S. military actions overseas, the ongoing conflicts in the Middle East and Ukraine and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

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

As of December 31, 2025, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$31,629	$(18,425)	$13,204
Up 100 basis points	15,815	(9,212)	6,603
Up 50 basis points	7,907	(4,606)	3,301
Down 50 basis points	(7,907)	4,606	(3,301)
Down 100 basis points	(15,815)	9,212	(6,603)
Down 200 basis points	(31,629)	18,425	(13,204)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Jefferies Credit Partners BDC Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Jefferies Credit Partners BDC Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for the years ended December 31, 2025, and 2024, and for the period from December 4, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations, changes in net assets, cash flows and financial highlights for the years ended December 31, 2025, and 2024, and for the period from December 4, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 19, 2026

We have served as the Company's auditor since 2023.

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Assets and Liabilities

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,576,277 and $773,069, at December 31, 2025 and December 31, 2024, respectively)	$1,574,901	$778,371
Cash and cash equivalents	8,636	7,995
Restricted cash	31,481	16,114
Interest receivable	7,321	4,740
Deferred financing costs	7,157	7,630
Deferred offering costs	190	113
Due from Investment Adviser	555	516
Prepaid expenses and other assets	528	342
Total assets	$1,630,769	$815,821
Liabilities
Debt, net of debt issuance costs of $2,090 and $0, at December 31, 2025 and December 31, 2024, respectively	$919,149	$438,518
Subscriptions received in advance	12,504	7,087
Distributions payable	5,504	4,860
Interest payable	10,510	7,485
Management fees payable	2,038	392
Income based incentive fees payable	2,223	—
Due to Investment Adviser	511	—
Accrued expenses and other liabilities	1,330	1,098
Total liabilities	$953,769	$459,440
Commitments and contingencies (Note 9)
Total net assets	$677,000	$356,381
Net Assets
Common shares, par value $0.001 (46,924,095 and 24,413,159, shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively)	$47	$24
Additional paid-in capital	682,413	356,611
Accumulated distributed earnings (losses)	(5,460)	(254)
Total net assets	$677,000	$356,381

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$677,000	$356,381
Common shares outstanding ($0.001 par value, 600,000,000 and 1,000,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively)	46,924,095	24,413,159
Net asset value per share	$14.43	$14.60
Class S Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at December 31, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 0 shares authorized at December 31, 2025 and December 31, 2024, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations

(In thousands, except share and per share data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments
Interest income	$105,518	$50,461	$2,078
Payment-in-kind interest income	2,062	832	—
Other income	2,900	1,283	30
Total investment income	110,480	52,576	2,108
Operating Expenses
Interest and other financing expenses	44,816	22,361	1,049
Management fees	6,313	2,823	128
Income-based incentive fees	6,692	3,652	104
Capital gains incentive fees	—	(398)	472
Organization costs	—	—	1,805
Reimbursable expenses to Advisor	500	—	—
Other general and administrative expenses	5,819	6,373	885
Total expenses before fee waiver and expense support	64,140	34,811	4,443
Expense support	(5,788)	(6,507)	(2,515)
Management fees waived	—	(1,694)	(77)
Incentive fees waived	—	(3,254)	(576)
Net expenses	58,352	23,356	1,275
Net investment income	52,128	29,220	833
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	884	(5,458)	592
Net realized gain (loss)	884	(5,458)	592
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,678)	2,120	3,182
Net change in unrealized appreciation (depreciation)	(6,678)	2,120	3,182
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(5,794)	(3,338)	3,774
Net Increase in Net Assets Resulting from Operations	$46,334	$25,882	$4,607
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$1.35	$1.72	$0.55
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	34,351,243	15,056,664	8,309,534

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets

(In thousands, except share and per share data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$52,128	$29,220	$833
Net realized gains (losses)	884	(5,458)	592
Net change in unrealized appreciation (depreciation)	(6,678)	2,120	3,182
Net increase in net assets resulting from operations	46,334	25,882	4,607

Distributions to Shareholders (1)
Class I	(51,541)	(30,787)	—
Class S	—	—	—
Class D	—	—	—
Net decrease in net assets resulting from distributions to shareholders	(51,541)	(30,787)	—

Capital Share Transactions (1)
Class I:
Issuance of common shares	320,878	187,468	167,500
Distributions reinvested	6,795	1,710	—
Repurchase of common shares, net of early repurchase deduction	(1,847)	—	—
Net increase in net assets resulting from share transactions	325,826	189,178	167,500
Class S:
Issuance of common shares	—	—	—
Distributions reinvested	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—
Net increase in net assets resulting from share transactions	—	—	—
Class D:
Issuance of common shares	—	—	—
Distributions reinvested	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—
Net increase in net assets resulting from share transactions	—	—	—

Net Assets
Total increase (decrease) in net assets during the period	320,619	184,273	172,107
Net Assets, beginning of period	356,381	172,108	1
Net Assets at End of Period	$677,000	$356,381	$172,108

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows

(In thousands, except share and per share data)

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Operating Activities
Net increase in net assets resulting from operations	$46,334	$25,882	$4,607
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(884)	5,458	(592)
Net change in unrealized (appreciation) depreciation on investments	6,678	(2,120)	(3,182)
Net accretion of discount and amortization of premium	(2,736)	(2,362)	(97)
Amortization of deferred financing costs	2,303	1,393	86
Amortization of debt issuance costs	569	—	—
Amortization of offering costs	322	1,824	125
Payment-in-kind interest and fees capitalized	(1,963)	(990)	—
Purchase of investments	(875,533)	(540,638)	(252,621)
Proceeds from sale of investments and principal repayments	77,908	7,585	12,431
Changes in assets and liabilities:
Interest receivable	(2,581)	(4,804)	(1,179)
Due from Investment Adviser	(39)	1,999	(2,515)
Prepaid expenses and other assets	(186)	73	(415)
Management fees payable	1,646	341	51
Incentive fees payable	2,223	—	—
Interest payable	3,025	6,629	856
Due to Investment Adviser	511	(2,021)	2,021
Accrued expenses and other liabilities	217	355	660
Net Cash Used in Operating Activities	(742,186)	(501,396)	(239,764)
Financing Activities
Issuance of debt	272,000	—	—
Borrowings on debt	903,500	426,266	327,294
Repayments on debt	(692,779)	(139,250)	(175,792)
Financing costs paid and deferred	(1,891)	(2,767)	(6,273)
Debt issuance costs paid and deferred	(2,569)	—	—
Offering costs paid and deferred	(413)	(2,048)	—
Subscriptions received in advance	12,504	7,087	—
Proceeds from issuance of common shares	313,791	187,467	167,500
Repurchase of common shares, net of early repurchase deduction	(1,847)	—	—
Distributions paid to shareholders	(44,102)	(24,216)	—
Net Cash Provided by Financing Activities	758,194	452,539	312,729
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	16,008	(48,857)	72,965
Cash and cash equivalents and restricted cash, beginning of period	24,109	72,966	1
Cash and cash equivalents and restricted cash, end of period	$40,117	$24,109	$72,966

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$38,918	$14,338	$107
Cash paid for taxes, net of refunds	—	56	—
Accrued but unpaid debt financing costs	11	69	379
Distributions payable	5,504	4,860	—
Accrued but unpaid debt issuance costs	90	—	—
Accrued but unpaid offering costs	—	14	1,828
Distributions reinvested in common shares	6,795	1,710	—
Non-cash purchases of investments in restructuring	—	(11,870)	—
Non-cash sales/paydowns of investments in restructuring	—	16,085	—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2024
Cash and cash equivalents	$8,636	$7,995	$71,898
Restricted cash	31,481	16,114	1,068
Cash and cash equivalents and restricted cash	$40,117	$24,109	$72,966

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
GB Eagle Buyer, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	$31,447	$31,139	$31,132		9
GB Eagle Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	—	(36)	(73)		23
GB Eagle Buyer, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(4)	(4)		23
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	2,948	2,919	2,926		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(50)	(86)		23
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(4)	(3)		23
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	17,419	17,255	17,419		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	—	(6)	—		23
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(4)	—		23
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	21,817	21,664	21,817		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	2,136	2,112	2,136		8,23
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	57	54	57		8,23
					75,039	75,321	11.1%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,553	11,391	11,553		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	1,875	1,863	1,875		8
Seko Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	3,913	3,729	3,913		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	8,795	8,711	8,707		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(10)	(27)		23
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	—	(4)	(4)		23
					25,680	26,017	3.8%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	3,960	3,850	3,921		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	2,891	2,797	2,862		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,334	7,100	7,261		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	2,309	2,172	2,286		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(5)		23
					15,917	16,325	2.4%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,686	11,635	11,686		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	2,739	2,718	2,739		9,23
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(2)	—		23
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	18,407	18,246	18,407		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	3,340	3,296	3,340		9,23
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	84	81	84		9,23
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	4,846	4,804	4,798		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(32)	(73)		23
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(32)	(73)		23
The Hiller Companies, LLC	First Lien Term Loan	S + 5.00%	6/20/2030	5,454	5,411	5,454		8
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	6/20/2030	1,351	1,335	1,331		8,23
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/20/2030	1,428	1,416	1,428		8,23
The Hiller Companies, LLC	First Lien Revolver	S + 5.00%	6/20/2030	—	(3)	—		23
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	489	481	487		9
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	97	94	96		9,23
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	57	56	56		8,23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Member’s Capital	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$24,107	$23,987	$23,987		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(20)	(40)		23
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	30	28	28		9,23
Pike Corporation	First Lien Term Loan	S + 4.50%	12/20/2032	27,859	27,720	27,720		9
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(15)	(30)		23
Pike Corporation	First Lien Revolver	S + 4.50%	12/20/2032	—	(2)	(2)		23
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	21,275	21,117	21,115		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	1,432	1,419	1,406		9,23
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(3)	(3)		23
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	20,548	20,358	20,548		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(13)	—		23
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(3)	—		23
					144,077	144,489	21.3%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.25%	5/23/2030	16,112	15,921	15,709		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/23/2030	456	426	337		9,23
Any Hour LLC	First Lien Revolver	S + 5.25%	5/23/2030	296	292	287		9,23
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,717	5,666	5,717		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	11,544	11,422	11,544		9,23
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	—	(91)	(185)		23
Barbri Holdings, Inc.	First Lien Term Loan	S + 5.00%	4/30/2030	21,705	21,613	21,705		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	868	856	863
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	4,530	4,491	4,530		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,410	3,350	3,410		10,23
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,020	3,020	3,020		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	61	58	61		10,23
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	10,360	10,263	10,360		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	232	215	232		9,23
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(4)	—		23
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	1,550	1,516	1,470		9,23
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	20,659	20,459	20,504		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(12)	(21)		23
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(4)	(3)		23
					99,457	99,540	14.7%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	13,141	13,029	13,075		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,256	5,211	5,230		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	1,541	1,507	1,508		9,23
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(3)	(2)		23
Wildcat Topco, Inc	First Lien Term Loan	S + 4.50%	11/17/2031	12,901	12,788	12,901		9
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(12)	—		23
Wildcat Topco, Inc	First Lien Revolver	P + 3.75%	11/17/2031	—	(3)	—		23
					32,517	32,712	4.8%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$2,009	$1,990	$2,009		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,318	6,239	6,318		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,155	3,130	3,155		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,758	4,714	4,759		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,403	7,300	7,403		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	413	409	413		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	125	122	125		9,23
					23,904	24,182	3.6%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.00%	4/11/2029	6,898	6,838	6,898		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/11/2029	—	(34)	—		23
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,317	24,203	24,195		9
					31,007	31,093	4.6%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	242	239	242		9,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,523	3,475	3,523		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(2)	—		23
Nellson Nutraceutical, LLC	First Lien Revolver	S + 5.75%	4/17/2031	52	49	52		9,23
					3,761	3,817	0.6%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	3,547	3,530	3,529		8
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	19,397	18,995	19,300		8
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	—	(30)	(63)		23
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 527	359	384		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	21,813	21,517	21,813		10
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 56,303	359	359		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	—	(5)	—		23
					44,725	45,322	6.7%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	19,011	18,771	19,011		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	1,247	1,217	1,247		8,23
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(6)	—		23
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,206	4,188	4,206		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,500	1,489	1,500		8
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	27,497	27,217	27,153		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(5)	(13)		23
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(4)	(4)		23
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,818	21,478	20,073		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	35	30	7		8,23
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	7,049	6,952	7,005		9,23
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	13,981	13,869	13,876		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,154	3,125	3,154		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	—	(3)	—		23
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		23
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	13,004	12,883	13,004		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(10)	—		23
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(3)	—		23
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	7,667	7,593	7,667		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	818	802	818		9,23
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	63	59	62		15,23
					119,642	118,766	17.5%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	$8,970	$8,949	$8,948		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(4)	(8)		23
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	(1)	(1)		23
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	4,713	4,702	4,701		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(2)	(4)		23
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	8,845	8,804	8,845		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	14,151	14,086	14,151		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	—		23
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,870	17,632	17,736		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(4)	(3)		23
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,514	13,400	13,480		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	793	786	791		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	223	221	222		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(15)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(10)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(15)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	(1)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	(1)		23
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	10,657	10,557	10,657		10
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	—	(3)	—		23
					79,119	79,473	11.7%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	16,984	16,744	16,857		9
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(15)	(18)		23
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	P + 4.50%	7/29/2031	55	50	53		15,23
					16,779	16,892	2.5%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,880	12,790	12,880		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	3,271	3,208	3,271		9,23
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	242	240	242		9
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	61	59	61		9,23
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	19,697	19,414	19,598		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	(18)		23
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	(19)	(39)		23
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	17,871	17,742	17,871		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(9)	—		23
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(2)	—		23
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.50%	8/30/2032	14,435	14,296	14,399		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	8/30/2032	—	(10)	(7)		23
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.50%	8/30/2032	—	(4)	(1)		23
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	24,549	24,503	24,549		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(2)	—		23
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,906	10,906	10,906		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	2,927	2,909	2,927		9,23
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		23
					106,021	106,639	15.8%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	$3,306	$3,306	$3,306		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	—	—	—		23
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	12,630	12,410	12,630		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	3,114	3,060	3,114		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	10,352	10,201	10,352		9
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,319	5,256	5,292		9
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(11)	(10)		23
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	93	88	91		9,23
Tau Buyer, LLC	First Lien Term Loan	S + 4.75%	2/2/2032	13,554	13,432	13,554		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	2/2/2032	3,112	3,075	3,112		9,23
Tau Buyer, LLC	First Lien Revolver	S + 4.75%	2/2/2032	58	55	58		9,23
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,537	8,515	8,494		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	21,141	20,960	21,035		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	30	30	30		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(17)	(22)		23
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	72	67	68		8,23
					80,427	81,104	12.0%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,844	24,737	24,719		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	4,628	4,606	4,605		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(3)	(6)		23
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 4.75%	10/16/2031	23,834	23,600	23,595		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 4.50%	10/15/2032	15,396	15,310	15,396		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	1	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	(7)	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	89	89	89		9,23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2032	—	—	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 4.50%	10/15/2032	£274	360	365		16
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 4.50%	10/15/2032	—	(4)	—		23
Signant Finance One Limited	First Lien Term Loan	S + 4.75%	10/16/2031	11,510	11,397	11,395		9,21
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 4.75%	10/16/2031	—	(34)	(82)		23
Signant Finance One Limited	First Lien Revolver	S + 4.75%	10/16/2031	—	(4)	(4)		23
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,253	9,166	9,160		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€341	391	396		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(12)	(26)		23
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	127	125	125		9,23
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€46	44	44		13,23
					89,762	89,771	13.3%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.75%	8/6/2032	14,122	14,122	14,122		8
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/6/2032	—	(31)	—		23
Harvey Tool Company, LLC	First Lien Revolver	S + 4.75%	8/6/2032	—	(3)	—		23
					14,088	14,122	2.1%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	399	399	399		7,21,22
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	23,031	23,031	23,031		7,22
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	—		22,23
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,546	15,618		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	3,783	3,758	3,783		9,23
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Media, continued
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	$8,817	$8,776	$8,817		8
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(11)	—		23
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		23
					51,495	51,648	7.6%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.00%	11/6/2031	3,762	3,744	3,743		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	(28)	(11)		23
					3,716	3,732	0.6%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,869	17,552	17,825		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	—	(6)	(1)		23
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	8,778	8,701	8,778		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	1,202	1,177	1,202		9,23
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	—	(2)	—		23
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	15,148	14,825	15,073		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,908	1,891	1,898		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,328	1,322	1,322		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	1,006	985	1,001		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	2,209	2,193	2,198		8
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	—	(2)	(1)		23
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	35,770	35,426	35,502		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	—	(4)	(3)		23
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	19,408	19,220	19,214		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(3)	(4)		23
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	9,649	9,556	9,576		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(8)	(21)		23
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(4)	(3)		23
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	13,428	13,313	13,428		8
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(9)	—		23
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(3)	—		23
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,479	1,452	1,464		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	327	312	303		9,23
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	14,954	14,789	14,954		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		23
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	16,310	16,011	16,310		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(3)	—		23
					158,680	160,015	23.6%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.75%	12/10/2029	16,001	15,929	15,961		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.75%	12/11/2028	—	(2)	(1)		23
					15,927	15,960	2.4%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,207	20,096	20,207		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(3)	—		23
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	141	139	141		8,23
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	2,673	2,667	2,673		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	(1)	—		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.25%	11/29/2030	$22,562	$22,382	$22,449		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	11/29/2030	—	—	(36)		23
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.25%	11/29/2030	—	(3)	(2)		23
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	27,129	27,000	26,994		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(7)	(15)		23
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(29)	(59)		23
Edition Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/20/2032	15,371	15,313	15,313		9
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(8)	(16)		23
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(4)	(8)		23
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	(1)	(1)		23
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	24,458	24,399	24,274		9
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€339	396	396		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,168	7,115	7,115		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	(1)	(3)		23
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,110	5,094	5,059		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(30)	(150)		23
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	947	942	921		9,23
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	130	129	127		9,23
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	11,851	11,798	11,851		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(7)	—		23
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		23
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	11,732	11,646	11,644		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(10)	(21)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(2)	(2)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	17,868	17,717	17,689		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	195	182	164		9,23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	22	20	19		8,23
Netwrix Corporation	First Lien Term Loan	S + 4.50%	6/11/2029	19,258	18,821	19,258		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2029	78	78	78		9,23
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	12,609	12,494	11,790		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	2,882	2,852	2,695		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,601	23,401	23,601		10
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	—		23
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	19,545	19,356	19,496		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	—	(4)	(1)		23
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	18,214	18,044	18,032		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	4,471	4,428	4,427		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(2)	(5)		23
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(51)	(116)		23
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(4)	(4)		23
					266,337	265,973	39.3%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	25,123	24,730	25,123		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(28)	—		23
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	243	238	243		9,23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Trading Companies & Distributors, continued
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 5.00% (includes 1.75% PIK)	4/9/2030	$20,545	$20,509	$20,545		9
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		23
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	13,947	13,829	13,877		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,459	5,433	5,432		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	3,843	3,806	3,820		19,23
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(13)	(27)		23
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(3)	(2)		23
					68,500	69,011	10.2%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					1,566,577	1,571,924	232.2%

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	831	846
					831	846
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	1,598
					8,435	1,598
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	528
Firebird Co-Invest L.P.	L.P. Interest			—	—	5
					434	533
Total non-controlled-non-affiliated Portfolio Company equity investments					9,700	2,977	0.4%
Total non-controlled-non-affiliated Portfolio Company investments					$1,576,277	$1,574,901	232.6%

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company's investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of December 31, 2025, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of December 31, 2025 was 3.87%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of December 31, 2025 was 3.65%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of December 31, 2025 was 2.26%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of December 31, 2025 was 1.94%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of December 31, 2025 was 2.03%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of December 31, 2025 was 2.11%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of December 31, 2025 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of December 31, 2025 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of December 31, 2025 was 0.75%.
(18)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

(19)
The interest rate on $1.2 million of principal loans is subject to 1-month SOFR, which as of December 31, 2025 was 3.69% and the interest rate on $2.6 million of principal loans is subject to 6-month SOFR, which as of December 31, 2025 was 3.57%.
(20)
The issuer of this investment is domiciled in Canada.
(21)
The issuer of this investment is domiciled in the United Kingdom.
(22)
These investments are first lien, second-out debt facilities.
(23)
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

The following table is a listing of the Company’s unfunded commitments as of December 31, 2025 (in thousands):

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	$2,233	$—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	605	—
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	(6)
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	3,041	(8)
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	247	(1)
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	1,673	(4)
AGS Health BCP LLC	First Lien Revolver	8/2/2032	141	—
Any Hour LLC	First Lien Delayed Draw Term Loan	5/23/2026	4,313	(108)
Any Hour LLC	First Lien Revolver	5/23/2030	56	(1)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	4/29/2027	5,256	—
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	18,557	(186)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	1,219	—
Aptean, Inc.	First Lien Revolver	1/30/2031	353	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	11/30/2026	7,993	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	(1)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(5)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	360	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	1,851	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	104	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	197	—
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	10/19/2026	7,270	(36)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(2)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	3,276	—
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	240	—
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	171	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,060	(13)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	(5)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,915	(15)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	11,816	(59)
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	7/29/2027	2,426	(18)
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	7/29/2031	333	(2)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	394	(3)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(3)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	388	(4)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	2,838	(21)
Denali Topco LLC	First Lien Revolver	8/26/2032	388	(3)
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	224	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	4,167	(16)
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	12/20/2027	2,224	(8)
Edition Holdings, Inc.	First Lien Revolver	12/20/2032	399	(2)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	2,121	(11)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	4,017	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	365	—
Firebird Co-Invest L.P.	L.P. Interest		22	5
Flexera Software LLC	First Lien Revolver	8/16/2032	388	(3)
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	3/13/2026	2,022	(20)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	6,890	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/6/2026	12,748	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	287	—
GB Eagle Buyer, Inc.	First Lien Delayed Draw Term Loan	11/12/2027	7,332	(73)
GB Eagle Buyer, Inc.	First Lien Revolver	11/29/2030	399	(4)
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	3,477	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	276	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	3/26/2026	$1,601	$(16)
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	14,976	(150)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	222	(2)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	352	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	7,288	(73)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	7,262	(73)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	9/30/2026	3,533	(18)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	7,884	(39)
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	6/22/2026	81	—
The Hiller Companies, LLC	First Lien Delayed Draw Term Loan	7/19/2027	644	(6)
The Hiller Companies, LLC	First Lien Revolver	6/20/2030	352	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,608	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	2,783	(7)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	391	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/5/2026	6,107	(15)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	6,092	(15)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/5/2026	4,036	(10)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	411	(1)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(1)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/26/2028	2,844	(21)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	263	(2)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	118	(1)
ManTech International Corporation	First Lien Delayed Draw Term Loan	2/13/2026	91	—
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	7/1/2026	2,922	(29)
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	331	(3)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	7,227	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	304	—
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	191	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	656	—
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	58	—
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	16	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	2,448	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	747	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,589	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,550	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	264	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	8,036	(40)
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	369	(2)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	12,656	(63)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	313	(25)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	6,056	(30)
Pike Corporation	First Lien Revolver	12/20/2032	399	(2)
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	1,977	(15)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	399	(3)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	2,909	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	—
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	(27)
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	11,409	(86)
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	381	(3)
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,199	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	$632	$—
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	53	—
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	3,158	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	—
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	3,040	—
Redwood Services, LP	First Lien Revolver	6/16/2032	386	—
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	—
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	1,949	(10)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	273	(1)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Signant Finance One Limited	First Lien Delayed Draw Term Loan	10/18/2027	8,156	(82)
Signant Finance One Limited	First Lien Revolver	10/16/2031	403	(4)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	1,438	—
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	242	—
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	9,199	(69)
Spruce Bidco II Inc.	First Lien Revolver	1/30/2032	365	—
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	6,223	—
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	—
Syndigo LLC	First Lien Revolver	9/2/2032	391	(1)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	1,603	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	307	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	1,462	—
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	388	—
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	2,619	(26)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	70	(1)
Titan Luxco I SARL	First Lien Revolver	6/12/2031	143	(1)
Trystar, LLC	First Lien Delayed Draw Term Loan	9/10/2026	5,088	(25)
Trystar, LLC	First Lien Revolver	9/10/2031	360	(2)
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	1,546	—
USHV Management, LLC	First Lien Revolver	9/8/2031	328	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	5/6/2027	565	(6)
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	10/15/2027	11,655	(117)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	376	(4)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	378	—
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	806	(4)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	5/3/2028	5,308	(27)
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	(2)
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	12/23/2027	4,444	(22)
Victors Purchaser, LLC	First Lien Revolver	12/23/2032	771	(4)
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	2,447	—
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	321	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	360	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	2,285	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	225	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	2,817	(21)
Wrench Group, LLC	First Lien Revolver	9/3/2031	391	(3)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	2,693	(27)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	386	(4)
Total Unfunded Portfolio Company Commitments			$383,802	$(1,880)

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

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are held at JCP BDC SPV I LLC (the “SPV”) as well as amounts in reserve held at the CLO.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2025 and December 31, 2024 was $8.6 million and $8.0 million, respectively. Restricted cash held as of December 31, 2025 and December 31, 2024 was $31.5 million and $16.1 million, respectively.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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
(2)
We engage independent valuation firms (the “Independent Valuation Adviser”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Adviser independently values such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Adviser also provides analyses to support their valuation methodology and calculations. The Independent Valuation Adviser provides an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Adviser defines fair value in accordance with ASC 820 and utilizes valuation techniques including the market approach, the income approach or both;
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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the years ended December 31, 2025 and December 31, 2024, PIK income earned was $2.1 million and $0.8 million, respectively. During the period from December 4, 2023 (inception) to December 31, 2023, there were no loans generating PIK income.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the year ended December 31, 2025, the Company repurchased 120,294 Class I common shares for an aggregate of $1.8 million pursuant to the terms of a tender offer made during the period. There were no share repurchases during the year ended December 31, 2024 or for the period from December 4, 2023 (inception) to December 31, 2023. See Note 7 to the consolidated financial statements for additional information.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

These calculations are prorated for any period of less than three months and adjusted for any shares issued or repurchased during the relevant quarter.

(2) Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

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

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $6.3 million, $2.8 million and $0.1 million, respectively, of management fees, and $6.7 million, $3.3 million and $0.6 million, respectively, of incentive fees before the impact of waived fees. No management fees or incentive fees have been waived for the year ended December 31, 2025. For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $1.7 million and $0.1 million respectively, of management fees were waived, and $3.3 million and $0.6 million, respectively, of incentive fees were waived.

As of December 31, 2025 and December 31, 2024, management fees payable were $2.0 million and $0.4 million, respectively. As of December 31, 2025, incentive fees payable were $2.2 million. There were no incentives fees payable as of December 31, 2024.

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

During the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Investment Adviser has provided $5.8 million, $6.5 million and $2.5 million of expense support, respectively. Such expense support included $4.9 million and $2.4 million, respectively, of Voluntary Expense Payments for the years ended December 31, 2025 and December 31, 2024. and no Voluntary Expense Payments for the period from December 4, 2023 (inception) to December 31, 2023.

As of December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.5 million under the Expense Support Agreement. As of December 31, 2024, no such obligation existed. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $14.8 million.

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

For the year ended December 31, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

Dealer Manager Agreement

On September 22, 2025, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) among the Company, the Investment Adviser, and Ultimus Fund Distributors, LLC (the “Distributor”). Pursuant to the Dealer Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.50% cap on NAV for Class S shares and a 1.50% cap on NAV for Class D shares.

The Dealer Manager is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Dealer Manager Agreement may be terminated at any time, without the payment of any penalty, by the Company or the Distributor with 60 days’ written notice. The Dealer Manager Agreement will automatically terminate in the event of its assignment, as defined in the Investment Company Act

Placement Agreement

On October 19, 2023, the Company entered into a placement agreement (as amended on April 25, 2024, the “Placement Agreement”) among the Company, the Investment Adviser, Jefferies Credit Partners LLC (“JCP”), the parent company of the Investment Adviser, and Jefferies (the “Placement Agent”), pursuant to which the Investment Adviser engaged Jefferies as the placement agent for the sale of the Company’s shares of common stock. The Placement Agent agreed to use its reasonable best efforts to solicit purchasers for shares of the Company’s common stock, subject to the terms and conditions set forth in the Placement Agreement. Any fees or expenses payable to the Placement Agent under the Placement Agreement are the sole responsibility of JCP or the Investment Adviser, as applicable. The Company and the Investment Adviser have each jointly and severally agreed to indemnify the Placement Agent under the Placement Agreement subject to the terms and conditions thereunder. The Placement Agreement also contains representations, warranties and other provisions customary for transactions of this nature.

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

Due to/from Investment Adviser

Prior to the commencement of operations on December 7, 2023, the Investment Adviser bore all organization and offering expenses in connection with the formation of the Company and the initial closing of the private offering. Following the commencement of operations, the Company will reimburse the Investment Adviser for these organization and offering costs up to a maximum aggregate amount of $4.0 million. Organization and offering costs incurred prior to the commencement of operations were reimbursed to the Investment Adviser during the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, due from investment adviser was $0.6 million and $0.5 million, respectively. As of December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.5 million under the Expense Support Agreement, which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of December 31, 2025 and December 31, 2024, expenses reimbursable to affiliates was $0.2 million and $0.2 million, respectively. Amounts reimbursable to affiliates is recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$1,566,577	99.3%	$1,571,924	99.7%
Common Stock	8,435	0.5%	1,598	0.1%
Preferred Stock	831	0.1%	846	0.1%
L.P. Interest	434	0.1%	533	0.1%
Total	$1,576,277	100.0%	$1,574,901	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$266,337	16.9%	$265,973	16.9%
Professional Services	159,511	10.1%	160,861	10.2%
Commercial Services & Supplies	144,511	9.2%	145,022	9.2%
Health Care Providers & Services	119,642	7.6%	118,766	7.5%
Insurance	106,021	6.7%	106,639	6.8%
Diversified Consumer Services	99,457	6.3%	99,540	6.3%
Life Sciences Tools & Services	89,762	5.7%	89,771	5.7%
IT Services	80,427	5.1%	81,104	5.1%
Health Care Technology	79,119	5.0%	79,473	5.1%
Aerospace & Defense	75,039	4.8%	75,321	4.8%
Trading Companies & Distributors	68,500	4.3%	69,011	4.4%
Media	51,495	3.3%	51,648	3.3%
Health Care Equipment & Supplies	44,725	2.8%	45,322	2.9%
Air Freight & Logistics	34,115	2.2%	27,615	1.8%
Electrical Equipment	32,517	2.1%	32,712	2.1%
Financial Services	31,007	2.0%	31,093	2.0%
Electronic Equipment, Instruments & Components	23,904	1.5%	24,182	1.5%
Hotels, Restaurants & Leisure	16,779	1.1%	16,892	1.1%
Real Estate Management & Development	15,927	1.0%	15,960	1.0%
Chemicals	15,917	1.0%	16,325	1.0%
Machinery	14,088	0.9%	14,122	0.9%
Food Products	3,761	0.2%	3,817	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,716	0.2%	3,732	0.2%
Total	$1,576,277	100.0%	$1,574,901	100.0%

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The industry composition of investments as of December 31, 2024 at amortized cost and fair value was as follows (in thousands):

	December 31, 2024
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$130,118	16.8%	$130,878	16.8%
Health Care Providers & Services	94,792	12.3%	95,036	12.2%
Professional Services	88,101	11.4%	89,018	11.4%
Insurance	66,220	8.6%	66,977	8.6%
Trading Companies & Distributors	58,848	7.6%	59,549	7.7%
IT Services	45,385	5.9%	45,858	5.9%
Health Care Technology	41,826	5.4%	41,864	5.4%
Diversified Consumer Services	39,203	5.1%	39,161	5.0%
Electrical Equipment	33,476	4.3%	33,419	4.3%
Electronic Equipment, Instruments & Components	29,518	3.8%	29,700	3.8%
Life Sciences Tools & Services	24,971	3.2%	25,096	3.2%
Commercial Services & Supplies	24,626	3.2%	24,649	3.2%
Air Freight & Logistics	23,339	3.0%	23,223	3.0%
Financial Services	22,749	2.9%	22,877	2.9%
Health Care Equipment & Supplies	17,936	2.3%	18,387	2.4%
Chemicals	16,002	2.1%	16,607	2.1%
Machinery	15,959	2.1%	16,072	2.1%
Total	$773,069	100.0%	$778,371	100.0%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,564,242	$1,562,865	99.2%	230.8%
United Kingdom	11,796	11,794	0.7%	1.7%
Canada	239	242	0.1%	0.1%
Total	$1,576,277	$1,574,901	100.0%	232.6%

The geographic composition of investments as of December 31, 2024 at cost and fair value was as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$773,069	$778,371	100.0%	218.4%
Total	$773,069	$778,371	100.0%	218.4%

As of December 31, 2025 and December 31, 2024, there were no investments in the portfolio on non-accrual status.

As of December 31, 2025 and December 31, 2024, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of December 31, 2025, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$1,571,924	$1,571,924
Common Stock	—	—	1,598	1,598
Preferred Stock	—	—	846	846
L.P. Interest	—	—	533	533
Total	$—	$—	$1,574,901	$1,574,901

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, first lien, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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

The following tables present change for the years ended December 31, 2025 and December 31, 2024 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Year ended December 31, 2025
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$769,665	$706	$8,000	$—	$778,371
Purchases of investments	875,099	—	—	434	875,533
Proceeds from principal repayments and sales of investments	(77,908)	—	—	—	(77,908)
Accretion of discount/amortization of premium	2,736	—	—	—	2,736
Payment-in-kind interest and fees capitalized	1,867	96	—	—	1,963
Net realized gain (loss) on investments	884	—	—	—	884
Net change in unrealized appreciation (depreciation)	(419)	44	(6,402)	99	(6,678)
Fair value, end of period	$1,571,924	$846	$1,598	$533	$1,574,901
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$411	$44	$(6,402)	$99	$(5,848)

	Year ended December 31, 2024
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$244,061	$—	$—	$—	$244,061
Purchases of investments (1)	543,367	706	8,435	—	552,508
Proceeds from principal repayments and sales of investments (1)	(23,670)	—	—	—	(23,670)
Accretion of discount/amortization of premium (1)	7,820	—	—	—	7,820
Payment-in-kind interest and fees capitalized	961	29	—	—	990
Net realized gain (loss) on investments	(5,458)	—	—	—	(5,458)
Net change in unrealized appreciation (depreciation)	2,584	(29)	(435)	—	2,120
Fair value, end of period	$769,665	$706	$8,000	$—	$778,371
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$2,584	$(29)	$(435)	$—	$2,120

(1)
Includes reorganizations and restructuring of investments.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, there were no transfers into or out of Level 3.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$1,571,924	Yield analysis	Discount rate	4.9%	12.5%	8.3%
Investments in Common Stock	1,598	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	13.5x	13.5x	13.5x
		Discounted cash flows	Discount rate	15.6%	15.6%	15.6%
Investments in Preferred Stock	846	Yield analysis	Discount rate	9.4%	9.4%	9.4%
Investments in L.P. Interest	533	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	17.6x	17.6x	17.6x
		Discounted cash flows	Discount rate	15.3%	15.3%	15.3%
	$1,574,901
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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 173.5% and 181.3%, respectively.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$700,000	$599,239	$599,239	$591,749	$100,761	$100,761
Revolving Credit Facility	125,000	50,000	50,000	50,000	75,000	75,000
2025 CLO Notes (4)	272,000	272,000	269,910	271,320	—	—
Total Debt Obligations	$1,097,000	$921,239	$919,149	$913,069	$175,761	$175,761

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $2.1 million as of December 31, 2025.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Average debt outstanding	$647,054	$248,788	$138,770
Maximum amount of debt outstanding	$958,739	$482,518	$163,744

Weighted average annualized interest cost (1)	6.84%	8.40%	9.04%
Annualized amortized debt issuance cost	0.33%	0.21%	0.22%
Total annualized interest cost	7.17%	8.61%	9.26%

Weighted average SOFR rate	4.19%	5.12%	5.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were $1.2 million, $1.5 million and $0.1 million, respectively.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

The components of interest expense for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Borrowing interest expense	$40,775	$19,473	$836
Facility undrawn and unused fees	1,169	1,495	127
Amortization of financing costs and debt issuance costs	2,872	1,393	86
Total interest expense	$44,816	$22,361	$1,049

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets
Investments at fair value (1)	$1,122,696	$756,385
Restricted cash	22,159	16,114
Interest receivable	5,094	4,552
Deferred financing costs	6,728	7,096
Prepaid expenses and other assets	60	10
Total assets	$1,156,737	$784,157
Liabilities
Debt	$599,239	$432,518
Interest payable	7,580	7,445
Accrued expenses and other liabilities	56	100
Total liabilities	$606,875	$440,063
(1)
Investments at fair value do not include certain investments which are not held at the SPV.

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the "Revolving Credit Facility"), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $125 million. On October 10, 2025, the stated termination date of the Revolving Credit Facility was extended to October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

	December 31, 2025
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

The 2025 CLO Secured Notes are secured by all of the CLO’s assets. The CLO’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the CLO as of December 31, 2025 are as follows (in thousands):

December 31, 2025
Assets
Investments at fair value	$397,674
Restricted cash	9,322
Interest receivable	1,729
Prepaid expenses and other assets	35
Total assets	$408,760
Liabilities
Debt, net of debt issuance costs of $2,090, at December 31, 2025 (1)	$269,910
Interest payable	2,715
Accrued expenses and other liabilities	171
Total liabilities	$272,796
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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes the total shares issued and proceeds received for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share amounts):

	Year ended December 31, 2025		Year ended December 31, 2024		For the period from December 4, 2023 (inception to December 31, 2023)
	Shares	Amount	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	22,163,159	$320,878	12,628,762	$187,468	11,380,494	$167,500
Forward stock split (1)	—	—	—	—	290,000	—
Distributions reinvested	468,071	6,795	113,803	1,710	—	—
Share repurchases, net of early repurchase deduction	(120,294)	(1,847)	—	—	—	—
Total	22,510,936	$325,826	12,742,565	$189,178	11,670,494	$167,500
(1)
On December 6, 2023, the Company’s Board of Directors approved a forward stock split of the Company's issued and outstanding shares of common stock by way of a stock dividend. Each shareholder of record as of December 6, 2023 was entitled to receive 2,901 shares for each share of the Company held by such shareholder.

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during years ended December 31, 2025 and December 31, 2024 and the period from December 4, 2023 (inception) to December 31, 2023:

NAV Per Share (1)
For the Month Ended	Class I
January 31, 2025	$14.58
February 28, 2025	$14.57
March 31, 2025	$14.55
April 30, 2025	$14.52
May 31, 2025	$14.48
June 30, 2025	$14.49
July 31, 2025	$14.49
August 31, 2025	$14.46
September 30, 2025	$14.45
October 31, 2025	$14.43
November 30, 2025	$14.42
December 31, 2025	$14.43
(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

NAV Per Share (1)
For the Month Ended	Class I
January 31, 2024	$14.87
February 29, 2024	$14.97
March 31, 2024	$14.95
April 30, 2024	$15.10
May 31, 2024	$14.86
June 30, 2024	$15.07
July 31, 2024	$15.10
August 31, 2024	$14.88
September 30, 2024	$15.00
October 31, 2024	$14.63
November 30, 2024	$14.63
December 31, 2024	$14.60

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

(1)
There were no Class S or Class D shares outstanding for each of the periods presented.

NAV Per Share (1)
For the Period Ended	Class I
December 31, 2023	$14.75
(1)
There were no Class S or Class D shares outstanding for the period presented.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the years ended December 31, 2025 and December 31, 2024 (in thousands, except per share amounts).

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539
October 30, 2025	October 31, 2025	November 17, 2025	0.1246	5,532
November 28, 2025	November 28, 2025	December 15, 2025	0.1219	5,615
December 30, 2025	December 30, 2025	January 30, 2026	0.1173	5,504
			$1.5109	$51,541

			Class I
Declaration Date	Record Date	Payment Date	Per Share	Amount
March 28, 2024	March 28, 2024	April 5, 2024	$0.1295	$1,537
May 13, 2024	May 28, 2024	June 6, 2024	0.3566	4,376
August 13, 2024	August 28, 2024	September 6, 2024	0.3644	5,820
October 31, 2024	October 31, 2024	November 13, 2024	0.5786	10,932
November 27, 2024	November 29, 2024	December 12, 2024	0.1693	3,262
December 27, 2024	December 27, 2024	January 30, 2025	0.2141	4,860
			$1.8125	$30,787

There were no distributions declared during the period from December 4, 2023 (inception) to December 31, 2023.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the years ended December 31, 2025 and December 31, 2024, $6.8 million and $1.7 million, respectively, was reinvested by stockholders. There were no dividend reinvestments during the period from December 4, 2023 (inception) to December 31, 2023.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers promptly after the tender offer window terminates using a purchase price equal to the NAV per share as of the valuation date in the tender offer, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

If a repurchase offer is oversubscribed by shareholders who tender common shares, the Company will repurchase a pro rata portion of the common shares tendered by each shareholder based on the aggregate net asset value of the tendered shares by each shareholder.

During the year ended December 31, 2025, the Company repurchased 120,294 Class I common shares for an aggregate of $1.8 million. No share repurchases were completed during the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the year ended December 31, 2025.

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum number of shares that may yet be purchased under the repurchase plan (4)
April 28, 2025	7,417	0.03%	$14.55	March 31, 2025	$(143)	—
July 29, 2025	17,906	0.05%	$14.49	June 30, 2025	$(297)	—
October 28, 2025	94,972	0.22%	$14.45	September 30, 2025	$(1,407)	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount shown net of Early Repurchase Deduction.
(3)
Amounts include direct costs incurred.
(4)
All repurchase requests were satisfied in full.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share and per share data):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Net increase in net assets resulting from operations	$46,334	$25,882	$4,607
Weighted average common stock outstanding	34,351,243	15,056,664	8,309,534
Net increase in net assets per share resulting from operations - basic and diluted	$1.35	$1.72	$0.55

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of December 31, 2025 and December 31, 2024, the total unfunded commitments were $383.8 million and $152.6 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

Note 10. Tax Information

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 or Form 1042-S after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Ordinary income	$51,541	$30,787	$—
Capital gains	—	—	—
Return of capital	—	—	—
Total distributions paid to stockholders	$51,541	$30,787	$—

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized appreciation or depreciation are generally not included in taxable income until they are realized.

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Undistributed ordinary income	$16	$431	$1,568
Capital loss carryforward	(2,136)	—	—
Late year loss deferrals	—	(3,994)	—
Other temporary differences	(69)	(74)	(80)
Unrealized appreciation (depreciation)	(3,271)	3,383	3,182
Total accumulated under-distributed (over-distributed) earnings	$(5,460)	$(254)	$4,670

As of December 31, 2025 and December 31, 2024, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows (in thousands):

	Year ended December 31,
	2025	2024
Tax Cost	$1,578,172	$774,988

Gross unrealized appreciation	$7,477	$5,098
Gross unrealized depreciation	(10,748)	(1,715)
Net unrealized investment appreciation (depreciation)	$(3,271)	$3,383

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to nondeductible expenses. As of December 31, 2025, we adjusted undistributed net investment income by less than $0.1 million to $52.1 million and paid-in capital in excess of par by less than $0.1 million to $682.4 million. As of December 31, 2024, we adjusted undistributed net investment income by less than $0.1 million to $29.2 million and paid-in capital in excess of par by less than $0.1 million to $356.6 million. Total earnings and NAV were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year distributions from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025 and December 31, 2024, no excise tax was recorded. For the period from December 4, 2023 (inception) to December 31, 2023, less than $0.1 million was recorded for U.S. federal excise tax, which is included in Other general and administrative expenses on the Consolidated Statement of Operations.

Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for the current year, the Company has concluded that it does not have any unrecognized tax benefits that met the recognition or

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

measurement criteria of ASC 740 and therefore, the Company did not record an expense related to unrecognized tax benefits on the Company’s consolidated financial statements.

Note 11. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023 (in thousands, except share and per share data):

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
Class I:	2025	2024	2023
Per Share Data:
Net asset value at beginning of period (8)	$14.60	$14.75	$-
Net investment income (1)	1.52	1.94	0.10
Net realized gains (losses) and unrealized appreciation (depreciation) (2)(9)	(0.18)	(0.28)	14.65
Net increase (decrease) in net assets resulting from operations	15.94	16.41	14.75
Distributions declared (3)	(1.51)	(1.81)	—
Net asset value at end of period	$14.43	$14.60	$14.75

Total return based on net asset value (4)	9.6%	11.3%	N/M
Shares outstanding, end of period	46,924,095	24,413,159	11,670,594
Weighted average shares outstanding	34,351,243	15,056,664	8,309,534

Ratio/Supplemental Data:
Net assets at end of period	$677,000	$356,381	$172,108
Ratio of net expenses to average net assets (5)	11.5%	10.3%	11.5%
Ratio of net expenses before voluntary waivers to average net assets (5)(6)	12.7%	15.3%	18.8%
Ratio of net investment income to average net assets (5)	10.3%	12.9%	11.0%
Portfolio turnover rate (7)	5.3%	0.0%	12.0%
Asset coverage ratio, end of period	173.5%	181.3%	213.6%

Capital Commitments Data:
Capital commitments, end of period	$990,675	$787,055	$685,000
Funded capital commitments, end of period	$675,846	$354,969	$167,500
% of capital commitments funded	68.2%	45.1%	24.5%

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
(5)
Net expenses include interest expense and all other company operating expenses. Amounts for the period from December 4, 2023 to December 31, 2023 are annualized with the exception of certain non-recurring expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(6)
Voluntary waivers include expense support, management fees and incentive fees.
(7)
The turnover rate is derived by dividing the lesser of cash paid for purchases of new investments or proceeds received for investments fully repaid during the year by the average fair value of investments during the period.
(8)
For the year ended December 31, 2023, the beginning NAV per share of $10.00 has been adjusted for the forward stock split that occurred on December 6, 2023. See Note 7 for additional information.
(9)
For the period from December 4, 2023 to December 31, 2023, the Company recorded $3.8 million of net realized gain and changes in unrealized appreciation, the majority of which occurred upon the Company’s initial acquisition of loans and commitments on December 4, 2023. See Note 3 of the consolidated financial statements for additional information.

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

JEFFERIES CREDIT PARTNERS BDC, Inc.

Notes to Consolidated Financial Statements

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

The Company received $36.1 million ($12.5 million of which was received prior to December 31, 2025 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of common stock for subscriptions effective during the first quarter of 2026.

On January 2, 2026, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of September 30, 2025 that are tendered by shareholders by 11:59 p.m., Eastern Time, on January 30, 2026 and not withdrawn. On or about February 11, 2026, the Company repurchased 219,733 Class I common shares for an aggregate of $3.2 million pursuant to the terms of the tender offer.

On January 13, 2026, JCP BDC SPV I LLC (the “SPV”), a direct, wholly owned, consolidated subsidiary the Company entered into an amended and restated loan and security agreement among the SPV, as borrower, the Company, as the portfolio manager, JPMorgan Chase Bank, National Association, as the administrative agent, The Bank of New York Mellon Trust Company, National Association, as the collateral agent, the collateral administrator and the securities intermediary and each of the financial institutions party to the Amended Loan Agreement, which amends and restates, in its entirety, the loan and security agreement, dated as of December 7, 2023, by and among the aforementioned.

On January 29, 2026, the Company’s Board of Directors declared a distribution of $0.1250 per share, which was paid on February 17, 2026 to shareholders of record as of January 30, 2026.

On February 27, 2026, the Company’s Board of Directors declared a distribution of $0.1117 per share, which was paid on March 16, 2026 to shareholders of record as of February 27, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management evaluated our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

Information regarding the Board and Executive Officers are set forth below:

Name	Age	Position	Position Held Since
Interested Directors
Thomas G. Brady	59	Director and Chair of the Board of Directors	2023
Independent Directors
Robert S. Franklin	70	Director	2023
Joseph T. Kenney, Jr.	60	Director	2023
Jonathan A. Lucas	66	Director	2023
Carmen J. Romano	70	Director	2023
Executive Officers
Jason Kennedy	53	Chief Executive Officer and President	2022
Ryan Schindele	33	Chief Financial Officer	2025
Adam Klepack	43	General Counsel and Secretary	2022
E. Joseph Hess	69	Chief Operating Officer	2023
Thomas Grenville	54	Chief Compliance Officer	2023
Daniel Rapino III	59	Chief Accounting Officer	2024

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

Ryan Schindele is the Chief Financial Officer of the Company, Senior Credit Investments, LLC, and the Global Head of Fund Accounting of the Company’s investment adviser. Mr. Schindele joined Jefferies in 2021 and is responsible for overseeing fund accounting operations, financial reporting, and performance analytics across the Jefferies platform. Prior to joining Jefferies, Mr. Schindele worked in private credit as a senior fund accountant and assistant controller at Deerpath Capital Management. Mr. Schindele holds a Bachelor’s degree in Accounting from University of South Florida and a Master’s degree in Accounting from Palm Beach Atlantic University.

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

Compensation of Directors

Amounts payable under the arrangement are determined and paid quarterly in arrears, and such amounts for the fiscal year ended December 31, 2025 are presented below:

Fees Earned or Paid in Cash
Interested Director
Thomas G. Brady (1)	—
Independent Directors
Robert S. Franklin	$65,000
Joseph T. Kenney, Jr.	$60,000
Jonathan A. Lucas	$60,000
Carmen J. Romano	$60,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2026, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 48,609,341 shares outstanding as of March 10, 2026.

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

	Number of Shares	Percentage
Five-Percent-or-More Beneficial Owners
Platinum Falcon B 2018 RSC Limited (1)	25,046,253	51.5%
Interested Directors (2)
Thomas G. Brady	—	—
Independent Directors (2)
Robert S. Franklin	—	—
Joseph T. Kenney, Jr.	—	—
Jonathan A. Lucas	—	—
Carmen J. Romano	—	—
Executive Officers Who Are Not Directors (2)
Jason Kennedy	—	—
Ryan Schindele	—	—
Adam Klepack	—	—
E. Joseph Hess	—	—
Thomas Grenville	—	—
Daniel Rapino III	—	—
All officers and directors as a group (11 persons)	—	—

(1)
Beneficial ownership information is based on information contained in the Schedule 13D/A filed on October 24, 2025 on behalf of Platinum Falcon B 2018 RSC Limited (“Platinum”). According to the schedule, included in the shares of our common stock listed above as beneficially owned by Platinum are 2,177,294 shares over which Platinum has sole voting power, 0 shares over which Platinum has shared voting power, 25,046,253 shares over which Platinum has sole dispositive power and 0 shares over which Platinum has shared dispositive power. The principal address for Platinum Falcon B 2018 RSC Limited is Abu Dhabi Investment Authority, 211 Corniche, PO Box 3600, Abu Dhabi, United Arab Emirates.
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
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 2.00% (8.00% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 2.00%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.50% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 2.00% in any calendar quarter; and
•
12.50% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 2.00% (8.00% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.50% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Investment Adviser.

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

(2) Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar quarter in arrears. The amount payable equals:

•
12.50% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

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

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Company recognized $6.3 million, $2.8 million and $0.1 million, respectively of management fees, and $6.7 million, $3.3 million, and $0.6 million, respectively, of incentive fees before the impact of waived fees. No fees were waived for the year ended December 31, 2025. For the year ended December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, $1.7 million and $0.1 million, respectively, of management fees were waived, and $3.3 million and $0.6 million, respectively of incentive fees were waived.

As of December 31, 2025 and December 31, 2024, management fees payable were $2.0 million and $0.4 million, respectively. As of December 31, 2025, incentive fees payable were $2.2 million. There were no incentives fees payable as of December 31, 2024.

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

For the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023, the Investment Adviser has provided $5.8 million, $6.5 million, and $2.5 million of expense support, respectively. Such expense support included $4.9 million and $2.4 million, respectively, of Voluntary Expense Payments for the years ended December 31, 2025 and December 31, 2024 and no Voluntary Expense Payments for the period from December 4, 2023 (inception) to December 31, 2023.

As of December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.5 million under the Expense Support Agreement. As of December 31, 2024, no such obligation existed. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $14.8 million.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Deloitte & Touche LLP, New York, New York, was selected by the Audit Committee and the Independent Directors of the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

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

No audit related fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Tax Fees

Tax fees are fees for tax compliance, tax advice and tax planning.

No tax fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

All Other Fees

All other fees are fees for services not included in the first three categories.

No fees were billed by Deloitte & Touche LLP to the Investment Adviser, or any entity controlling, controlled by, or under common control with, the Investment Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Investment Adviser by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2025 and December 31, 2024 and for the period from December 4, 2023 (inception) to December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

	Year ended December 31,		For the period from December 4, 2023 (Inception) to December 31,
	2025	2024	2023
Audit Fees	$450,091	$395,864	$397,300
Audit-Related Fees (1)	22,500	—	—
Tax Fees	112,903	95,400	42,302
All Other Fees (2)	—	—	—
Total Fees	$585,494	$491,264	$439,602
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 53 of this annual report on Form 10-K.
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

4.2

Indenture, dated March 20, 2025, by and between Jefferies Credit Partners BDC CLO I LTD and Jefferies Credit Partners BDC CLO I LTD, as co-issuers and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).

4.3	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed on November 13, 2025).
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

10.4

Custody Agreement between the Company and The Bank of New York Mellon Trust Company, National Association, dated February 28, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on March 29, 2024).

10.5	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).
10.6

Transfer Agency and Service Agreement, dated November 27, 2024, effective as of January 13, 2025, by and among Jefferies Credit Partners BDC Inc. Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2024).

10.7

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

10.8

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

10.10

Amendment No. 3, dated as of March 13, 2025, to the Loan and Security Agreement among JCP BDC SPV I LLC, Jefferies Credit Partners BDC Inc., the lenders party thereto, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).

10.11

Amendment No. 1, dated as of March 21, 2025, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).

10.12

Master Loan Sale Agreement, dated as of March 20, 2025, among Jefferies Credit Partners BDC Inc. and JCP BDC SPV I LLC as sellers and Jefferies Credit Partners BDC CLO I LTD as purchaser (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).

10.13

Sale Agreement, dated as of March 20, 2025, among JCP BDC SPV I LLC as seller and Jefferies Credit Partners BDC CLO I LTD as purchaser (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 25, 2025).

10.14

Amendment No. 2, dated as of October 10, 2025, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2025).

10.15

Amended and Restated Loan and Security Agreement, dated as of January 13, 2026, by and among Jefferies Credit Partners BDC Inc., JCP BDC SPV I LLC, the lenders parties thereto, JPMorgan Chase Bank, National Association and The Bank of New York

Mellon Trust Company, National Association. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2026).
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

Jefferies Credit Partners BDC Inc.

Date: March 19, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Kennedy	Chief Executive Officer and President (Principal Executive Officer)	March 19, 2026
Jason Kennedy

/s/ Ryan Schindele	Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Ryan Schindele

/s/ Daniel Rapino III	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Daniel Rapino

/s/ Thomas G. Brady	Director and Chair of the Board of Directors	March 19, 2026
Thomas G. Brady

/s/ Robert S. Franklin	Director	March 19, 2026
Robert S. Franklin

/s/ Joseph T. Kenney, Jr.	Director	March 19, 2026
Joseph T. Kenney, Jr

/s/ Jonathan A. Lucas	Director	March 19, 2026
Jonathan A. Lucas

/s/ Carmen J. Romano	Director	March 19, 2026
Carmen J. Romano