Form 10-Q
period 2026-03-31
Jefferies Credit Partners BDC Inc.
filed 2026-05-13
CIK 1959604

.85n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 6, 2026 was 55,842,845, 6,143, and 0 of Class I, Class S and Class D shares of common stock, respectively. Common stock outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,783,987 and $1,576,277, at March 31, 2026 and December 31, 2025, respectively)	$1,780,072	$1,574,901
Cash and cash equivalents	23,797	8,636
Restricted cash	36,013	31,481
Interest receivable	7,275	7,321
Receivable for purchases pending settlement	36,604	—
Deferred financing costs	7,887	7,157
Deferred offering costs	96	190
Due from Investment Adviser	674	555
Prepaid expenses and other assets	300	528
Total assets	$1,892,718	$1,630,769
Liabilities
Debt, net of debt issuance costs of $1,928 and $2,090, at March 31, 2026 and December 31, 2025, respectively	$1,038,060	$919,149
Subscriptions received in advance	13,062	12,504
Distributions payable	6,049	5,504
Interest payable	11,886	10,510
Management fees payable	2,308	2,038
Income based incentive fees payable	2,346	2,223
Due to Investment Adviser	1,027	511
Accrued expenses and other liabilities	2,301	1,330
Total liabilities	$1,077,039	$953,769
Commitments and contingencies (Note 9)
Total net assets	$815,679	$677,000
Net Assets
Common shares, par value $0.001 (56,735,669 and 46,924,095, shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively)	$57	$47
Additional paid-in capital	823,431	682,413
Accumulated distributed earnings (losses)	(7,809)	(5,460)
Total net assets	$815,679	$677,000

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$815,591	$677,000
Common shares outstanding ($0.001 par value, 600,000,000 and 600,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively)	56,729,573	46,924,095
Net asset value per share	$14.38	$14.43
Class S Shares:
Net assets	$88	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively)	6,095	—
Net asset value per share	$14.38	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class D shares outstanding as of March 31, 2026. There were no Class S or Class D shares outstanding as of December 31, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$36,003	$19,964
Payment-in-kind interest income	1,181	454
Other income	696	665
Total investment income	37,880	21,083
Operating Expenses
Interest and other financing expenses	15,245	8,752
Management fees	2,308	1,158
Income-based incentive fees	2,346	1,208
Reimbursable expenses to Adviser	511	—
Other general and administrative expenses	1,561	1,508
Total expenses before fee waiver and expense support	21,971	12,626
Expense support	(1,563)	(1,508)
Net expenses	20,408	11,118
Net investment income	17,472	9,965
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	199	435
Net realized gain (loss)	199	435
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,539)	(1,661)
Net change in unrealized appreciation (depreciation)	(2,539)	(1,661)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(2,340)	(1,226)
Net Increase in Net Assets Resulting from Operations	$15,132	$8,739

Class I Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.31	$0.34
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	49,039,634	25,631,994
Class S Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.05	$—
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	5,899	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$17,472	$9,965
Net realized gains (losses)	199	435
Net change in unrealized appreciation (depreciation)	(2,539)	(1,661)
Net increase in net assets resulting from operations	15,132	8,739

Distributions to Shareholders (1)
Class I	(17,480)	(9,918)
Class S	(1)	—
Class D	—	—
Net decrease in net assets resulting from distributions to shareholders	(17,481)	(9,918)

Capital Share Transactions (1)
Class I:
Issuance of common shares	140,977	36,893
Distributions reinvested	3,167	910
Repurchase of common shares, net of early repurchase deduction	(3,204)	—
Net increase in net assets resulting from share transactions	140,940	37,803
Class S:
Issuance of common shares	88	—
Distributions reinvested	—	—
Repurchase of common shares, net of early repurchase deduction	—	—
Net increase in net assets resulting from share transactions	88	—
Class D:
Issuance of common shares	—	—
Distributions reinvested	—	—
Repurchase of common shares, net of early repurchase deduction	—	—
Net increase in net assets resulting from share transactions	—	—

Net Assets
Total increase (decrease) in net assets during the period	138,679	36,624
Net Assets, beginning of period	677,000	356,381
Net Assets at End of Period	$815,679	$393,005

(1)
There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Three months ended March 31,
	2026	2025
Operating Activities
Net increase in net assets resulting from operations	$15,132	$8,739
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(199)	(435)
Net change in unrealized (appreciation) depreciation on investments	2,539	1,661
Net accretion of discount and amortization of premium	(797)	(570)
Amortization of deferred financing costs	588	530
Amortization of debt issuance costs	168	34
Amortization of offering costs	99	58
Payment-in-kind interest and fees capitalized	(1,166)	(403)
Purchase of investments	(234,080)	(129,957)
Proceeds from sale of investments and principal repayments	28,532	26,453
Changes in assets and liabilities:
Interest receivable	46	(23)
Receivable for purchases pending settlement	(36,604)	—
Due from Investment Adviser	(119)	(143)
Prepaid expenses and other assets	228	(23)
Management fees payable	270	766
Incentive fees payable	123	1,208
Interest payable	1,376	(3,640)
Payable for investments purchased	—	4,755
Due to Investment Adviser	516	—
Accrued expenses and other liabilities	758	347
Net Cash Used in Operating Activities	(222,590)	(90,643)
Financing Activities
Issuance of debt	—	272,000
Borrowings on debt	353,500	137,500
Repayments on debt	(234,751)	(362,355)
Financing costs paid and deferred	(1,116)	(199)
Debt issuance costs paid and deferred	—	(2,225)
Subscriptions received in advance	13,062	25,345
Proceeds from issuance of common shares	128,561	29,806
Repurchase of common shares, net of early repurchase deduction	(3,204)	—
Distributions paid to shareholders	(13,769)	(10,434)
Net Cash Provided by Financing Activities	242,283	89,438
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	19,693	(1,205)
Cash and cash equivalents and restricted cash, beginning of period	40,117	24,109
Cash and cash equivalents and restricted cash, end of period	$59,810	$22,904

Supplemental Disclosure of Non-Cash Information
Cash paid for interest	$13,112	$11,827
Accrued but unpaid debt financing costs	219	33
Distributions payable	6,049	3,434
Accrued but unpaid debt issuance costs	90	732
Accrued but unpaid offering costs	4	—
Distributions reinvested in common shares	3,167	910

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$23,797	$8,636
Restricted cash	36,013	31,481
Cash and cash equivalents and restricted cash	$59,810	$40,117

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	$31,368	$31,073	$31,054		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	2,726	2,699	2,699		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 4.75%	11/29/2030	7,332	7,264	7,258		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.75%	11/29/2030	294	287	287		9,23
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	2,940	2,913	2,940		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	—	(48)	—		23
PPW Aero Buyer, Inc.	First Lien Revolver	P + 4.00%	9/30/2031	74	70	73		15,23
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	17,504	17,345	17,504		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	875	864	875		9,23
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(4)	—		23
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	21,762	21,614	21,762		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	3,504	3,476	3,504		8,23
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	38	35	38		8,23
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	11,009	10,955	10,954		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	255	240	227		9,23
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	(2)	(2)		23
					98,781	99,173	12.2%
Air Freight & Logistics
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,524	11,371	11,495		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	1,870	1,859	1,866		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% (includes 5.00% PIK)	5/27/2030	4,020	3,843	4,020		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	8,795	8,714	8,751		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(10)	(13)		23
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	—	(4)	(2)		23
					25,773	26,117	3.2%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 6.00%	9/1/2029	3,960	3,855	3,921		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 6.00%	9/1/2029	2,883	2,795	2,854		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,316	7,092	7,206		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	2,303	2,172	2,268		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(7)		23
					15,912	16,242	2.0%
Commercial Services & Supplies
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,739	11,690	11,739		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	3,762	3,738	3,762		9,23
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(2)	—		23
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	18,407	18,252	18,407		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	3,340	3,297	3,340		9,23
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	84	81	84		9,23
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	4,834	4,795	4,798		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(29)	(54)		23
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(29)	(54)		23
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	488	480	483		9
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	96	94	95		10,23
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	27	26	26		9,23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$24,175	$24,057	$24,054		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(19)	(40)		23
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	60	58	58		9,23
Pike Corporation	First Lien Term Loan	S + 4.50%	12/20/2032	27,859	27,724	27,720		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(15)	(30)		23
Pike Corporation	First Lien Revolver	S + 4.50%	12/20/2032	—	(2)	(2)		23
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	21,275	21,121	21,168		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	2,560	2,548	2,543		9,23
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(3)	(2)		23
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	20,496	20,312	20,496		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(12)	—		23
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(3)	—		23
					138,159	138,591	17.0%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	16,233	16,051	15,664		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	460	454	444		9
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	323	319	311		9,23
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,703	5,654	5,703		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	16,776	16,633	16,776		9,23
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	2,092	1,995	1,906		9,23
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	21,650	21,563	21,433		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	896	885	874
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 5.00%	7/16/2029	4,519	4,483	4,519		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	5,669	5,601	5,669		10,23
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/16/2029	3,012	3,012	3,012		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	243	241	244		10,23
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	6,162	6,102	6,101		9
Redwood Services, LP	First Lien Term Loan	S + 4.25%	6/16/2032	10,360	10,265	10,360		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.25%	6/16/2032	1,104	1,084	1,104		9,23
Redwood Services, LP	First Lien Revolver	S + 4.25%	6/16/2032	—	(3)	—		23
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	2,027	1,994	1,946		9,23
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	20,607	20,413	20,556		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(12)	(7)		23
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(3)	(1)		23
					116,731	116,614	14.3%
Electrical Equipment
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	12,256	12,156	12,195		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,243	5,200	5,217		9
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	2,746	2,733	2,733		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	6,625	6,567	6,592		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(20)	(41)		23
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(5)	(4)		23
Wildcat Topco, Inc	First Lien Term Loan	S + 4.50%	11/17/2031	12,869	12,759	12,869		9
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(11)	—		23
Wildcat Topco, Inc	First Lien Revolver	S + 4.50%	11/17/2031	—	(3)	—		23
					39,376	39,561	4.9%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	$2,004	$1,986	$2,004		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,302	6,227	6,302		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,147	3,123	3,147		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,746	4,704	4,746		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,384	7,287	7,384		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	412	409	412		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	155	153	156		9,23
					23,889	24,151	3.0%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	23,657	23,539	23,539		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(36)	(73)		23
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	(2)	(2)		23
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,256	24,146	24,255		9
					47,647	47,719	5.9%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	242	238	241		9,20
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,514	3,468	3,514		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(2)	—		23
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	86	83	86		15,23
					3,787	3,841	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	3,547	3,531	3,529		8
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.75%	3/13/2029	19,397	19,021	19,300		8
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.75%	3/13/2029	—	(27)	(63)		23
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 525	358	378		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	21,758	21,472	21,758		10
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 56,161	358	354		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	81	76	81		10,23
					44,789	45,337	5.6%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	18,963	18,732	18,868		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,195	4,178	4,174		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,496	1,486	1,489		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	1,713	1,680	1,695		8,23
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(6)	(3)		23
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	27,428	27,158	27,153		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(5)	(11)		23
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(4)	(4)		23
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,762	21,436	20,185		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	70	65	44		8,23
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	7,032	6,940	6,942		9,23
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	13,946	13,847	13,876		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,146	3,118	3,114		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,439	1,425	1,425		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	379	374	373		9,23
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	(1)	(1)		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.00%	5/31/2032	$13,105	$12,986	$13,105		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(8)	—		23
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	—	(3)	—		23
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	8,996	8,911	8,996		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	165	160	165		9,23
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	94	90	94		15,23
					122,559	121,679	14.9%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	8,970	8,949	8,971		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(3)	—		23
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	(1)	—		23
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	4,713	4,702	4,713		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(2)	—		23
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	3/11/2032	8,885	8,846	8,885		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.75% PIK)	3/11/2032	14,216	14,153	14,216		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	—		23
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,825	17,594	17,557		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(4)	(5)		23
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,479	13,370	13,345		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	791	784	783		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	223	221	221		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	6,107	6,077	6,045		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	4,036	4,016	3,996		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(15)	(61)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	(4)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(2)	(4)		23
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	10,630	10,533	10,577		9
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.25%	6/17/2032	—	(3)	(2)		23
					89,211	89,233	10.9%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	17,822	17,578	17,644		9
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(9)	(15)		23
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	S + 5.50%	7/29/2031	—	(5)	(4)		23
					17,564	17,625	2.2%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,848	12,765	12,784		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	3,998	3,968	3,978		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	242	240	241		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	—	(29)	(60)		23
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	132	130	130		9,23
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	19,647	19,375	19,500		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	(18)		23
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	(18)	(39)		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	$17,825	$17,708	$17,825		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(7)	—		23
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(2)	—		23
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	14,435	14,299	14,363		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	—	(10)	(14)		23
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	—	(3)	(2)		23
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	24,011	23,968	24,011		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(2)	—		23
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,878	10,878	10,878		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	3,179	3,161	3,179		9,23
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		23
					106,421	106,756	13.1%
IT Services
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	3,298	3,298	3,298		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	46	45	45		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.00%	6/15/2029	12,598	12,392	12,598		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	3,106	3,055	3,106		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	10,326	10,183	10,326		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	—	(13)	(28)		23
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,305	5,247	5,252		9
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	S + 6.00%	11/10/2028	—	(10)	(19)		23
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	95	91	91		9,23
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	13,640	13,522	13,641		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	3,131	3,096	3,131		9,23
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	117	114	117		9,23
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	7,454	7,271	7,159		9,23
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,537	8,516	8,494		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	21,141	20,964	21,035		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	30	30	30		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(14)	(22)		23
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	—	(5)	(4)		23
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	4,035	4,016	4,015		9
					91,798	92,265	11.3%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,781	24,678	24,657		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	4,616	4,594	4,593		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(2)	(6)		23
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 4.75%	10/16/2031	23,834	23,607	23,655		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	15,358	15,274	15,358		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	2	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(7)	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	—	—		23
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£274	358	364		16
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	186	186	186		9,23
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	—	(4)	—		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services, continued
Signant Finance One Limited	First Lien Term Loan	S + 4.75%	10/16/2031	$11,510	$11,401	$11,424		9,21
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 4.75%	10/16/2031	—	(30)	(61)		23
Signant Finance One Limited	First Lien Revolver	S + 4.75%	10/16/2031	—	(4)	(3)		23
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,230	9,145	9,230		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€340	390	393		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(12)	—		23
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	158	156	158		10,23
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€69	81	82		13,23
					89,813	90,030	11.0%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	14,122	14,122	14,122		8
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(26)	—		23
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(3)	—		23
					14,093	14,122	1.7%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	399	399	397		7,21,22
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	23,031	23,031	22,939		7,22
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	(28)		22,23
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	17,903	17,725	17,724		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(4)	(4)		23
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,548	15,618		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	4,651	4,625	4,651		9,23
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		23
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	8,817	8,777	8,817		8
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(10)	—		23
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		23
					70,087	70,114	8.6%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	3,779	3,761	3,741		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	(27)	(21)		23
					3,734	3,720	0.5%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,824	17,517	17,735		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	65	59	63		8,23
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	8,756	8,681	8,712		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	1,452	1,426	1,429		9,23
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.25%	11/18/2031	159	157	158		9,23
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	15,109	14,824	15,033		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,903	1,887	1,893		8
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	11/16/2029	1,325	1,319	1,318		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	1,003	985	998		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	2,204	2,188	2,193		8
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	11/16/2029	—	—	(62)		23
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	11/16/2029	—	(1)	(1)		23
Conservice Midco LLC	First Lien Term Loan	S + 4.50%	2/25/2033	39,908	39,710	39,709		9
Conservice Midco LLC	First Lien Revolver	S + 4.50%	2/25/2033	—	(2)	(2)		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	$35,920	$35,587	$35,650		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	79	75	76		8,23
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	19,359	19,177	19,263		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	—	(3)	(2)		23
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	9,624	9,534	9,624		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(8)	—		23
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(3)	—		23
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	13,428	13,316	13,428		8
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(9)	—		23
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(3)	—		23
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	9/30/2027	1,475	1,452	1,468		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	9/30/2027	408	402	406		9
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	14,916	14,764	14,916		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		23
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	16,310	16,026	16,310		9
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(3)	—		23
					199,053	200,315	24.6%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.75%	12/10/2029	15,960	15,892	15,960		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.75%	12/11/2028	—	(1)	—		23
					15,891	15,960	2.0%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,239	20,132	20,239		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(2)	—		23
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	113	110	113		9,23
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	2,673	2,667	2,633		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	(3)		23
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.25%	11/29/2030	22,505	22,332	22,280		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	11/29/2030	7,269	7,235	7,197		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.25%	11/29/2030	—	(2)	(3)		23
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	27,062	26,936	26,926		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(6)	(14)		23
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(28)	(59)		23
Edition Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/20/2032	18,003	17,938	17,937		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(7)	(14)		23
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	(1)	(1)		23
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	24,458	24,400	24,274		9
Flexera Software LLC	First Lien Term Loan	E + 4.50%	8/16/2032	€339	396	389		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,168	7,116	7,115		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	(1)	(3)		23
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,096	5,082	5,020		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(27)	(225)		23
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	944	941	930		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	185	184	179		9,23
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	18,305	18,214	18,213		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	(2)	(2)		23

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	$11,821	$11,770	$11,821		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(7)	—		23
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		23
Lobos Parent, Inc.	First Lien Term Loan	S + 4.50%	9/27/2032	11,831	11,748	11,743		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/27/2032	—	(10)	(21)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(2)	(2)		23
Lobos Parent, Inc.	First Lien Revolver	S + 4.50%	9/26/2031	—	(1)	(1)		23
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	37,654	37,316	37,277		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	3,117	3,091	3,086		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	52	49	48		9,23
Netwrix Corporation	First Lien Term Loan	S + 4.50%	6/11/2029	19,208	18,798	19,016		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2029	78	78	71		9,23
OneSource Virtual Inc	First Lien Term Loan	S + 4.75%	1/31/2033	7,901	7,862	7,862		9
OneSource Virtual Inc	First Lien Revolver	S + 4.75%	1/31/2033	—	(2)	(2)		23
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	12,721	12,613	11,767		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	2,908	2,879	2,690		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,543	23,349	23,190		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	(6)		23
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	19,496	19,312	19,262		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	94	90	89		9,23
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	20,869	20,679	20,660		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	4,460	4,418	4,416		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	2,693	2,667	2,666		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(40)	(95)		23
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(4)	(4)		23
					330,256	328,654	40.3%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	25,059	24,681	24,933		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(27)	(9)		23
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	209	204	207		9,23
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	20,635	20,601	20,635		9
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	4/9/2030	—	(1)	—		23
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	13,947	13,833	13,947		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,459	5,433	5,459		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	4,293	4,254	4,293		19,23
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(12)	—		23
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(3)	—		23
					68,963	69,465	8.5%

Total non-controlled-non-affiliated Portfolio Company debt investments (6)					1,774,287	1,777,284	217.9%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)

Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			72	831	855
					831	855
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	1,391
					8,435	1,391
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	537
Firebird Co-Invest L.P.	L.P. Interest			—	—	5
					434	542
Total non-controlled-non-affiliated Portfolio Company equity investments					9,700	2,788	0.3%
Total non-controlled-non-affiliated Portfolio Company investments					$1,783,987	$1,780,072	218.2%
(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or “SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of March 31, 2026, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of March 31, 2026 was 3.68%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of March 31, 2026 was 3.68%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of March 31, 2026 was 2.29%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of March 31, 2026 was 1.89%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of March 31, 2026 was 2.08%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of March 31, 2026 was 2.48%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of March 31, 2026 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of March 31, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of March 31, 2026 was 0.75%.
(18)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

(19)
The interest rate on $1.2 million of principal loans is subject to 1-month SOFR, which as of March 31, 2026 was 3.66% and the interest rate on $3.1 million of principal loans is subject to 6-month SOFR, which as of March 31, 2026 was 3.70%.
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of March 31, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	$504	$(5)
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	1,762	(9)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	605	(3)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	(6)
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	3,041	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	247	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	1,673	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	141	—
Any Hour LLC	First Lien Revolver	5/23/2030	31	(1)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	16,465	(165)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	1,136	—
Aptean, Inc.	First Lien Revolver	1/30/2031	382	—
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	14,583	(73)
Arax Midco, LLC	First Lien Revolver	3/24/2032	408	(2)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	—
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(7)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	295	(1)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	1,851	(9)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	139	(1)
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	197	(3)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(3)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	3,023	(15)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	81	—
Chartwell Cumming Holding Corporation	First Lien Delayed Draw Term Loan	2/23/2028	12,463	(62)
Chartwell Cumming Holding Corporation	First Lien Revolver	11/16/2029	171	(1)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,060	(11)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	(4)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,915	(14)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	11,816	(59)
Conservice Midco LLC	First Lien Revolver	2/25/2033	399	(2)
Cooper's Hawk Intermediate Holding,LLC	First Lien Delayed Draw Term Loan	7/29/2027	1,544	(15)
Cooper's Hawk Intermediate Holding,LLC	First Lien Revolver	7/29/2031	388	(4)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	315	(2)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	388	(2)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	2,838	—
Denali Topco LLC	First Lien Revolver	8/26/2032	388	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	194	—
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Edition Holdings, Inc	First Lien Delayed Draw Term Loan	12/20/2027	3,759	(14)
Edition Holdings, Inc	First Lien Revolver	12/20/2032	399	(1)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	2,121	(21)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	2,986	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	365	—
Firebird Co-Invest L.P.	L.P. Interest		22	5
Flexera Software LLC	First Lien Revolver	8/16/2032	388	(3)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	6,890	(28)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	12,011	(60)
Galway Borrower LLC	First Lien Revolver	9/29/2028	216	(1)
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	3,477	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	276	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	$14,976	$(225)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	168	(3)
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	352	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	7,288	(54)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	7,262	(54)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	9/30/2026	3,533	(18)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	7,884	(39)
HighLevel Inc	First Lien Revolver	2/23/2033	399	(2)
ICR, LLC	First Lien Revolver	3/26/2032	399	(4)
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,608	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	2,783	(14)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	391	(2)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	6,092	(61)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	411	(4)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	361	(4)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	2,745	(21)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	263	(2)
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	118	(1)
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	302	(3)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	3/31/2027	4,945	—
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	122	—
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	157	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	656	(7)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	58	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	45	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	399	(2)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	2,448	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,589	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,550	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	166	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	747	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	7,968	(40)
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	339	(2)
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	12,656	(63)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	278	(20)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	6,056	(30)
Pike Corporation	First Lien Revolver	12/20/2032	399	(2)
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	849	(4)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	399	(2)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	2,909	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	—
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	(55)
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	11,409	—
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	308	—
PT Intermediate Holdings III, LLC	First Lien Delayed Draw Term Loan	4/8/2026	1,199	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

March 31, 2026

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	3/19/2027	$253	$(3)
RCP Nats Purchaser, LLC	First Lien Revolver	3/19/2032	53	(1)
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	2,291	—
Real Chemistry Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	2/11/2028	5,592	(28)
Redwood Services, LP	First Lien Delayed Draw Term Loan	6/16/2027	2,167	—
Redwood Services, LP	First Lien Revolver	6/16/2032	386	—
Sapphire Software Buyer, Inc.	First Lien Revolver	9/30/2031	360	(6)
Saturn Borrower Inc	First Lien Delayed Draw Term Loan	1/25/2027	1,949	(19)
Saturn Borrower Inc	First Lien Revolver	11/10/2028	270	(3)
SG Acquisition, Inc.	First Lien Revolver	4/3/2030	348	—
Signant Finance One Limited	First Lien Delayed Draw Term Loan	10/18/2027	8,156	(61)
Signant Finance One Limited	First Lien Revolver	10/16/2031	403	(3)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	5/31/2027	1,304	—
Solis Mammography Buyer, Inc.	First Lien Revolver	5/28/2030	242	—
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	3/25/2027	8,721	(65)
Spruce Bidco II Inc.	First Lien Revolver	1/30/2032	284	—
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	10/11/2027	6,223	—
Swoop Intermediate III, Inc.	First Lien Revolver	4/12/2032	376	—
Syndigo LLC	First Lien Revolver	9/2/2032	297	(4)
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	2/1/2027	1,603	—
Tau Buyer, LLC	First Lien Revolver	2/2/2032	248	—
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	7/26/2027	585	—
Titan BW Borrower L.P.	First Lien Revolver	7/26/2032	388	—
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	6/14/2027	2,619	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	33	—
Titan Luxco I SARL	First Lien Revolver	6/12/2031	112	—
Trystar, LLC	First Lien Delayed Draw Term Loan	1/6/2028	8,239	(41)
Trystar, LLC	First Lien Revolver	8/6/2031	840	(4)
USHV Management, LLC	First Lien Delayed Draw Term Loan	9/8/2027	870	—
USHV Management, LLC	First Lien Revolver	9/8/2031	297	—
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	10/15/2027	9,517	(95)
Vacation Rental Brands, LLC	First Lien Revolver	5/6/2031	376	(4)
VaxCare Intermediate II LLC	First Lien Revolver	6/17/2032	378	(2)
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	3/6/2028	22,026	(220)
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	7/24/2026	356	—
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	5/3/2028	5,308	—
Vessco Midco Holdings, LLC	First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	12/23/2027	4,444	(22)
Victors Purchaser, LLC	First Lien Revolver	12/23/2032	843	(4)
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	5/20/2027	1,071	—
West Star Aviation Acquisition, LLC	First Lien Revolver	5/20/2032	340	—
Wildcat Topco, Inc	First Lien Delayed Draw Term Loan	11/16/2026	2,728	—
Wildcat Topco, Inc	First Lien Revolver	11/15/2030	360	—
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	8/14/2026	2,031	—
World Insurance Associates, LLC	First Lien Revolver	4/3/2030	225	—
Wrench Group, LLC	First Lien Delayed Draw Term Loan	9/3/2027	2,817	(7)
Wrench Group, LLC	First Lien Revolver	9/3/2031	391	(1)
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	1/12/2029	5,250	(26)
Zenith AcquisitionCo, LLC	First Lien Revolver	1/13/2033	399	(2)
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	8/2/2027	2,693	(13)
Zeppelin Holdco II, LP	First Lien Revolver	8/2/2032	386	(2)
Total Unfunded Portfolio Company Commitments			$377,949	$(1,982)

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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments - Continued

December 31, 2025

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.50%	8/2/2032	$8,970	$8,949	$8,948		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(4)	(8)		23
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.50%	8/2/2032	—	(1)	(1)		23
AGS Health BCP LLC	First Lien Term Loan	S + 4.50%	8/2/2032	4,713	4,702	4,701		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/2/2032	—	(2)	(4)		23
AGS Health BCP LLC	First Lien Revolver	S + 4.50%	8/2/2032	—	—	—		23
Brilliance Technologies, Inc.	First Lien Term Loan	S + 4.50%	3/11/2032	8,845	8,804	8,845		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	3/11/2032	14,151	14,086	14,151		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	—		23
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,870	17,632	17,736		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(4)	(3)		23
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,514	13,400	13,480		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	793	786	791		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	223	221	222		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(15)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(10)		23
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	—	(15)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	(3)	(1)		23
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	—	—	(1)		23
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.50%	6/17/2032	10,657	10,557	10,657		10
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.50%	6/17/2032	—	(3)	—		23
					79,119	79,473	11.7%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	S + 5.50%	7/29/2031	16,984	16,744	16,857		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(15)	(18)		23
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	P + 4.50%	7/29/2031	55	50	53		15,23
					16,779	16,892	2.5%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,880	12,790	12,880		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	3,271	3,208	3,271		9,23
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	242	240	242		9
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	61	59	61		9,23
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	19,697	19,414	19,598		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	—	(18)		23
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	—	(19)	(39)		23
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	17,871	17,742	17,871		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(9)	—		23
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(2)	—		23
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.50%	8/30/2032	14,435	14,296	14,399		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	8/30/2032	—	(10)	(7)		23
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.50%	8/30/2032	—	(4)	(1)		23
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	24,549	24,503	24,549		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(2)	—		23
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,906	10,906	10,906		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	2,927	2,909	2,927		9,23
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		23
					106,021	106,639	15.8%

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

(1)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Euro Interbank Offered Rate (“EURIBOR” or “E”), Sterling Overnight Index Average (“SONIA” or “SN”), Tokyo Overnight Average Rate (“TONAR” or “T”), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“P”)), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period.
(2)
Cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company’s investments were non-controlled, non-affiliated.
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

December 31, 2025

(In thousands, except for share and per share data)

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

The following table is a listing of the Company’s unfunded commitments as of December 31, 2025:

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

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the interim period presented, have been included. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2026 and December 31, 2025 was $23.8 million and $8.6 million, respectively. Restricted cash held as of March 31, 2026 and December 31, 2025 was $36.0 million and $31.5 million, respectively.

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

The majority of our investments fall within Level 3 of the fair value hierarchy, and as such, there is not a readily available market value for most of the investments in our portfolio, and we value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplate a multi-step valuation process each quarter, as described below:

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended March 31, 2026 and 2025, PIK income earned was $1.2 million and $0.5 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the three months ended March 31, 2026, the Company repurchased 219,733 Class I common shares for an aggregate of $3.2 million pursuant to the terms of a tender offer made during the period. There were no share repurchases during the three months ended March 31, 2025.

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

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the net asset value of that class in relation to the net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the incentive fee will be calculated net of our expenses before fee waivers and expense support. For the three months ended March 31, 2026, the Company recognized $2.3 million of management fees, and $2.3 million of incentive fees. For the three months ended March 31, 2025, the Company recognized $1.2 million of management fees, and $1.2 million of incentive fees before the impact of waived fees. As of March 31, 2026 and December 31, 2025, management fees payable were $2.3 million and $2.0 million, respectively. As of March 31, 2026 and December 31, 2025, incentive fees payable were $2.3 million and $2.2 million.

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

During the three months ended March 31, 2026, the Investment Adviser provided $1.6 million of expense support, including $1.6 million of Voluntary Expense Payments for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Investment Adviser provided $1.5 million of expense support, including $0.9 million of Voluntary Expense Payments for the three months ended March 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company recorded an obligation to make a Reimbursement Payment of $0.5 million and $0.5 million under the Expense Support Agreement. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $15.4 million.

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

For the three months ended March 31, 2026, the Company accrued less than $0.1 million distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

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

Due to/from Investment Adviser

As of March 31, 2026 and December 31, 2025, Due from Investment Adviser was $0.7 million and $0.6 million, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded an obligation to make a Reimbursement Payment of $0.5 million and $0.5 million, respectively, under the Expense Support Agreement, which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of March 31, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.3 million and $0.2 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$1,774,287	99.3%	$1,777,284	99.7%
Common Stock	8,435	0.5%	1,391	0.1%
Preferred Stock	831	0.1%	855	0.1%
L.P. Interest	434	0.1%	542	0.1%
Total	$1,783,987	100.0%	$1,780,072	100.0%
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

The industry composition of investments as of March 31, 2026 at amortized cost and fair value was as follows (in thousands):

	March 31, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$330,256	18.5%	$328,654	18.5%
Professional Services	199,884	11.2%	201,170	11.3%
Commercial Services & Supplies	138,593	7.8%	139,133	7.8%
Health Care Providers & Services	122,559	6.9%	121,679	6.8%
Diversified Consumer Services	116,731	6.6%	116,614	6.6%
Insurance	106,421	6.0%	106,756	6.0%
Aerospace & Defense	98,781	5.5%	99,173	5.6%
IT Services	91,798	5.1%	92,265	5.2%
Life Sciences Tools & Services	89,813	5.0%	90,030	5.1%
Health Care Technology	89,211	5.0%	89,233	5.0%
Media	70,087	3.9%	70,114	3.9%
Trading Companies & Distributors	68,963	3.9%	69,465	3.9%
Financial Services	47,647	2.7%	47,719	2.7%
Health Care Equipment & Supplies	44,789	2.5%	45,337	2.5%
Electrical Equipment	39,376	2.2%	39,561	2.2%
Air Freight & Logistics	34,208	1.9%	27,508	1.5%
Electronic Equipment, Instruments & Components	23,889	1.3%	24,151	1.4%
Hotels, Restaurants & Leisure	17,564	1.0%	17,625	1.0%
Chemicals	15,912	0.9%	16,242	0.9%
Real Estate Management & Development	15,891	0.9%	15,960	0.9%
Machinery	14,093	0.8%	14,122	0.8%
Food Products	3,787	0.2%	3,841	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,734	0.2%	3,720	0.2%
Total	$1,783,987	100.0%	$1,780,072	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$266,337	16.9%	$265,973	16.9%
Professional Services	159,511	10.1%	160,861	10.2%
Commercial Services & Supplies	144,511	9.2%	145,022	9.2%
Health Care Providers & Services	119,642	7.6%	118,766	7.5%
Insurance	106,021	6.7%	106,639	6.8%
Diversified Consumer Services	99,457	6.3%	99,540	6.3%
Life Sciences Tools & Services	89,762	5.7%	89,771	5.7%
IT Services	80,427	5.1%	81,104	5.1%
Health Care Technology	79,119	5.0%	79,473	5.1%
Aerospace & Defense	75,039	4.8%	75,321	4.8%
Trading Companies & Distributors	68,500	4.3%	69,011	4.4%
Media	51,495	3.3%	51,648	3.3%
Health Care Equipment & Supplies	44,725	2.8%	45,322	2.9%
Air Freight & Logistics	34,115	2.2%	27,615	1.8%
Electrical Equipment	32,517	2.1%	32,712	2.1%
Financial Services	31,007	2.0%	31,093	2.0%
Electronic Equipment, Instruments & Components	23,904	1.5%	24,182	1.5%
Hotels, Restaurants & Leisure	16,779	1.1%	16,892	1.1%
Real Estate Management & Development	15,927	1.0%	15,960	1.0%
Chemicals	15,917	1.0%	16,325	1.0%
Machinery	14,088	0.9%	14,122	0.9%
Food Products	3,761	0.2%	3,817	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,716	0.2%	3,732	0.2%
Total	$1,576,277	100.0%	$1,574,901	100.0%

The geographic composition of investments as of March 31, 2026 at cost and fair value was as follows (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,771,949	$1,768,010	99.2%	216.7%
United Kingdom	11,800	11,821	0.7%	1.4%
Canada	238	241	0.1%	0.1%
Total	$1,783,987	$1,780,072	100.0%	218.2%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,564,242	$1,562,865	99.2%	230.8%
United Kingdom	11,796	11,794	0.7%	1.7%
Canada	239	242	0.1%	0.1%
Total	$1,576,277	$1,574,901	100.0%	232.6%

As of March 31, 2026 and December 31, 2025, there were no investments in the portfolio on non-accrual status.

As of March 31, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of March 31, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$1,777,284	$1,777,284
Common Stock	—	—	1,391	1,391
Preferred Stock	—	—	855	855
L.P. Interest	—	—	542	542
Total	$—	$—	$1,780,072	$1,780,072
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

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
(1)
First lien debt consists of first lien term loans, first lien, last-out term loans, second-out term loans, first lien delayed draw term loans and first lien revolvers.

The following tables present change for the three months ended March 31, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended March 31, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,571,924	$846	$1,598	$533	$1,574,901
Purchases of investments	234,080	—	—	—	234,080
Proceeds from principal repayments and sales of investments	(28,532)	—	—	—	(28,532)
Accretion of discount/amortization of premium	797	—	—	—	797
Payment-in-kind interest and fees capitalized	1,166	—	—	—	1,166
Net realized gain (loss) on investments	199	—	—	—	199
Net change in unrealized appreciation (depreciation)	(2,350)	9	(207)	9	(2,539)
Fair value, end of period	$1,777,284	$855	$1,391	$542	$1,780,072
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$(2,235)	$9	$(207)	$9	$(2,424)

The following tables present change for the three months ended March 31, 2025 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$1,777,284	Yield analysis	Discount rate	5.2%	13.3%	8.6%
Investments in Common Stock	1,391	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.3x	12.3x	12.3x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	855	Yield analysis	Discount rate	9.4%	9.4%	9.4%
Investments in L.P. Interest	542	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	18.7x	18.7x	18.7x
		Discounted cash flows	Discount rate	14.8%	14.8%	14.8%
	$1,780,072
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 178.6% and 173.7%, respectively.

The Company’s outstanding debt obligations as of March 31, 2026 were as follows (in thousands):

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$800,000	$765,988	$765,988	$754,498	$34,012	$25,613
Revolving Credit Facility	125,000	2,000	2,000	2,000	123,000	123,000
2025 CLO Notes (4)	272,000	272,000	270,072	269,960	—	—
Total Debt Obligations	$1,197,000	$1,039,988	$1,038,060	$1,026,458	$157,012	$148,613

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $1.9 million as of March 31, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Average debt outstanding	$1,009,310	$493,150
Maximum amount of debt outstanding	$1,105,988	$536,959

Weighted average annualized interest cost (1)	6.33%	7.00%
Annualized amortized debt issuance cost	0.27%	0.33%
Total annualized interest cost	6.60%	7.33%

Weighted average SOFR rate	3.67%	4.31%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three months ended March 31, 2026 were $0.2 million. Commitment fees for the three months ended March 31, 2025 were $0.3 million.

The components of interest expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Borrowing interest expense	$14,315	$7,886
Facility undrawn and unused fees	174	302
Amortization of financing costs and debt issuance costs	756	564
Total interest expense	$15,245	$8,752

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

Borrowings under the Senior Secured Credit Facility bear interest at Term SOFR or a Base Rate, in each case, plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. The Company will also pay a fee of 0.50% on average daily undrawn amounts under the Senior Secured Credit Facility for the first 6 months from the 2025 Debt Securitization (as defined below) and 0.65% thereafter. In addition, under the Senior Secured Credit Facility, the Company is required to utilize a minimum amount of the financing commitments (such amount, the “Minimum Utilization Amount”), with unused amounts below such Minimum Utilization Amount accruing a fee.

On January 13, 2026, the SPV entered into an amended and restated loan and security agreement (the “Amended Senior Secured Credit Facility”), among the SPV, as borrower, the Company, as portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and each of the financial institutions party thereto, which amends and restates, in its entirety, the Senior Secured Credit Facility.

The Amended Senior Secured Credit Facility amends the Senior Secured Credit Facility by providing for, among other things, (i) additional capacity for the SPV to use broadly syndicated loans as borrowing collateral, subject to a concentration limit that only 25% of the aggregate borrowing collateral may consist of broadly syndicated loans, and (ii) the extension of advances based on such broadly syndicated loans as borrowing collateral, which are subject to a lower advance rate than loans based on non-broadly syndicated loans. Additionally, the Amended Senior Secured Credit Facility provides that the financing commitment will be temporarily decreased immediately upon the occurrence of any permitted securitization.

The aggregate lender commitments under the Amended Senior Secured Credit Facility increased by $100.0 million on March 1, 2026 and, upon completion of any permitted securitization, will be decreased to $500 million with scheduled increases of $100.0 million on the date that is sixty (60) days after the date of such permitted securitization, $100.0 million on the date that is one hundred fifty (150) days after the date of such permitted securitization, and $100.0 million on the date that is two hundred seventy (270) days after the date of such permitted securitization.

Borrowings under the Amended Senior Secured Credit Facility will either be (i) non-traded asset advances based on borrowing collateral of non-broadly syndicated loans or (ii) traded loan advances based on borrowing collateral of broadly syndicated loans. Non-traded asset advances will bear interest at Term SOFR or a Base Rate, in each case, plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Traded loan advances bear interest at Term SOFR or a Base Rate, in each case, plus an applicable margin equal to 1.50% for borrowings that reference Term SOFR and 0.50% for borrowings that reference the Base Rate.

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Investments at fair value	$1,296,087	$1,122,696
Restricted cash	27,324	22,159
Interest receivable	4,921	5,094
Receivable for investments purchased	36,604	-
Deferred financing costs	7,399	6,728
Prepaid expenses and other assets	21	60
Total assets	$1,372,356	$1,156,737
Liabilities
Debt	$765,988	$599,239
Interest payable	9,227	7,580
Accrued expenses and other liabilities	65	56
Total liabilities	$775,280	$606,875

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

Borrowings under the Revolving Credit Facility bear interest at either term 1-Month SOFR plus 2.25% or the Prime Rate (as defined in the Revolving Credit Facility agreement) plus 1.70%. The Company will also pay a non-use fee of 0.50% on the average daily unused amount of the commitments under the Revolving Credit Facility.

The Company’s obligations under the Revolving Credit Facility are secured by the Company’s right to call capital from certain of its investors, its right to receive capital contributions from certain of its investors, the bank account into which such capital contributions are funded and all proceeds of any and all of the foregoing.

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

	March 31, 2026
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

The 2025 CLO Secured Notes are secured by all of the CLO’s assets. The CLO’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the CLO as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Investments at fair value	$397,274	$397,674
Restricted cash	8,689	9,322
Interest receivable	1,686	1,729
Deferred financing costs	193	—
Prepaid expenses and other assets	35	35
Total assets	$407,877	$408,760
Liabilities
Debt, net of debt issuance costs of $1,928 and $2,090, at March 31, 2026 and December 31, 2025, respectively (1)	$270,072	$269,910
Interest payable	2,581	2,715
Accrued expenses and other liabilities	392	171
Total liabilities	$273,045	$272,796
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

The following tables summarize the total shares issued and proceeds received for the three months ended March 31, 2026 and 2025 (in thousands, except share amounts):

	Three months ended March 31, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	9,805,624	$140,977
Distributions reinvested	219,587	3,167
Share repurchases, net of early repurchase deduction	(219,733)	(3,204)
Total	9,805,478	$140,940
Class S:
Proceeds from shares sold	6,095	$88
Distributions reinvested	—	—
Share repurchases, net of early repurchase deduction	—	—
Total	6,095	$88

	Three months ended March 31, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	2,531,743	$36,893
Distributions reinvested	61,643	910
Share repurchases, net of early repurchase deduction	—	—
Total	2,593,386	$37,803

There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during the three months ended March 31, 2026 and 2025:

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2026	$14.42	$—	$—
February 28, 2026	$14.44	$—	$—
March 31, 2026	$14.38	$14.38	$—

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2025	$14.58	$—	$—
February 28, 2025	$14.57	$—	$—
March 31, 2025	$14.55	$—	$—

There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
			$0.3591	$17,480	$0.1120	$1
(1)
Class S distribution per share amounts are presented net of shareholder servicing and/or distribution fees.

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
			$0.3865	$9,918	$—	$—

There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three months ended March 31, 2026, $3.2 million was reinvested by stockholders. Of the total distributions paid during the three months ended March 31, 2025, $0.9 million was reinvested by stockholders.

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

During the three months ended March 31, 2026, the Company repurchased 219,733 Class I common shares for an aggregate of $3.2 million. There were no share repurchases during the three months ended March 31, 2025.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three months ended March 31,
	2026	2025
Class I Shares:
Net increase in net assets resulting from operations	$15,132	$8,739
Weighted average common stock outstanding	49,039,634	25,631,994
Net increase in net assets per share resulting from operations - basic and diluted	$0.31	$0.34

Class S Shares:
Net increase in net assets resulting from operations (1)	$—	$—
Weighted average common stock outstanding (2)	5,899	—
Net increase in net assets per share resulting from operations - basic and diluted	$0.05	$—
(1)
Net increase in net assets attributable to Class S common stockholders was less than $0.1 million for the three months ended March 31, 2026.
(2)
There were no Class S shares outstanding for the three months ended March 31, 2025.

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of March 31, 2026 and December 31, 2025, the total unfunded commitments were $377.9 million and $383.8 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three months ended March 31, 2026
	Class I	Class S (8)
Per Share Data:
Net asset value at beginning of period	$14.43	$—
Initial issuance of Class S shares (8)	—	14.44
Results of operations:
Net investment income (1)	0.36	0.11
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.05)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.31	0.05
Distributions declared (3)
Distributions from net investment income	(0.36)	(0.11)
Net (decrease) in net assets resulting from distributions	(0.36)	(0.11)
Net asset value at end of period	$14.38	$14.38

Total return based on net asset value (4)	2.2%	0.4%
Shares outstanding, end of period	56,729,573	6,095
Weighted average shares outstanding	49,039,634	5,899

Ratio/Supplemental Data:
Net assets at end of period	$815,591	$88
Annualized ratio of net expenses to average net assets (5)	11.0%	12.1%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	11.7%	13.4%
Annualized ratio of net investment income to average net assets (5)	9.8%	9.0%
Portfolio turnover rate (7)	1.4%	1.4%
Asset coverage ratio, end of period	178.6%	178.6%

Capital Commitments Data:
Capital commitments, end of period	$1,129,053	$88,000
Funded capital commitments, end of period	$816,823	$88,000
% of capital commitments funded	72.3%	100.0%

	Three months ended March 31, 2025
	Class I	Class S
Per Share Data:
Net asset value at beginning of period	$14.60	$—
Results of operations:
Net investment income (1)	0.39	—
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.05)	—
Net increase (decrease) in net assets resulting from operations	0.34	—
Distributions declared (3)
Distributions from net investment income	(0.39)	—
Net (decrease) in net assets resulting from distributions	(0.39)	-
Net asset value at end of period	$14.55	$-

Total return based on net asset value (4)	2.4%	0.0%
Shares outstanding, end of period	27,006,545	—
Weighted average shares outstanding	25,631,994	—

Ratio/Supplemental Data:
Net assets at end of period	$393,005	$—
Annualized ratio of net expenses to average net assets (5)	12.0%	0.0%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.1%	0.0%
Annualized ratio of net investment income to average net assets (5)	10.4%	0.0%
Portfolio turnover rate (7)	2.8%	0.0%
Asset coverage ratio, end of period	180.9%	0.0%

Capital Commitments Data:
Capital commitments, end of period	$834,106	$—
Funded capital commitments, end of period	$391,862	$—
% of capital commitments funded	47.0%	0.0%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data for distributions was derived using the actual shares outstanding at the date of the relevant transaction (refer to Note 7).
(4)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)
Net expenses include interest expense and all other company operating expenses. Amounts are annualized with the exception of certain non-recurring income and expenses. Operating expenses may vary in the future based on the amount of capital raised and other unpredictable variables.
(6)
Voluntary waivers include expense support, management fees and incentive fees.
(7)
The turnover rate is derived by dividing the lesser of Cash paid for purchases of new investments or proceeds received for investments fully repaid during the period by the average fair value of investments during the period.
(8)
The date of the first sale of Class S shares was March 2, 2026.

There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

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

Note 12. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in the consolidated financial statements other than those disclosed below.

April and May 2026 Subscriptions

The Company received $21.2 million ($13.1 million of which was received prior to March 31, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Class I common stock for subscriptions effective April 1, 2026 and May 1, 2026.

2026 Debt Securitization

On April 2, 2026 (the “April Closing Date”), Jefferies Credit Partners BDC CLO II Ltd. (the “Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $404.3 million term debt securitization (the “2026 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2026 Debt Securitization consist of $232.0 million of AAA Class A-1 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.50% (the “2026 Class A-1 Notes”), $16.0 million of AAA Class A-2 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.80% (the “2026 Class A-2 Notes”) and $15.0 million of AA Class B Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.90% (the “2026 Class B Notes”, and together with the Class A-1 Notes and the Class A-2 Notes, the “2026 CLO Secured Notes”). Additionally, on the April Closing Date, the Issuer issued $141.3 million of Subordinated Notes due 2038 (the “2026 Subordinated Notes”), which do not bear interest. The 2026 CLO Secured Notes together with the 2026 CLO Subordinated Notes are collectively referred to as the “2026 CLO Notes.” The 2026 CLO Notes offered in the 2026 Debt Securitization are backed by a diversified portfolio of loans. On the April Closing Date, the Company acquired the 2026 Subordinated Notes. The Company received net proceeds of $256.7 million from the 2026 CLO Notes were used in combination with cash on hand to repay $275.7 million of outstanding principal on the Senior Secured Credit Facility.

Under the terms of a master loan sale agreement and a loan sale agreement, in each case, entered into upon the April Closing Date (collectively, the “Loan Sale Agreements”), which provide for the sale of assets on the April Closing Date as well as future sales from the Company or the SPV to the Issuer, the SPV sold and/or contributed to the Issuer all of its ownership interest in a portfolio of loans and participations for the purchase price and other consideration set forth in the applicable Loan Sale Agreement. On and after the April Closing Date, additional loans may be sold by the Company or the SPV to the Issuer in accordance with the applicable Loan Sale Agreement. Following these transfers, the Issuer, and not the Company or the SPV, holds all of the ownership interests in such portfolio company investments and participations. The Company and/or the SPV made customary representations, warranties and covenants in the Loan Sale Agreements.

Amendment to Senior Secured Credit Facility

On April 16, 2026, the SPV entered into an amendment to the Amended Senior Secured Credit Facility that changed the terms for the permitted securitization that occurred on April 2, 2026 (the “April 2026 Permitted Securitization”). The amendment amended (i) the first financing commitment scheduled increase date to be April 16, 2026, (ii) the second financing commitment scheduled increase date to be one hundred fifty (150) days after the April 2026 Permitted Securitization and (iii) the third financing commitment scheduled increase date to be two hundred seventy (270) days after the April 2026 Permitted Securitization.

Share Repurchase Program

On April 1, 2026, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of December 31, 2025 tendered by shareholders by 11:59 p.m., Eastern Time, on April 29, 2026 and not withdrawn. On or about May 6, 2026, the Company repurchased 1,820,427 Class I common shares for an aggregate of $26.1 million pursuant to the terms of the tender offer, which represents 3.87% of the net asset value as of December 31, 2025.

April 2026 Distributions

On April 24, 2026 the Company’s Board of Directors declared a distribution of $0.1192 per Class I share and $0.1088 per Class S share, which is payable on May 18, 2026 to shareholders of record as of the close of business on April 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

(vi)	fees and expenses associated with calculating our net asset value (“NAV”), including the costs and expenses of independent valuation firms (the “Independent Valuation Adviser”);

(vii)	legal, auditing or accounting expenses;

(viii)	taxes or governmental fees;

(ix)	the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;

(x)	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

(xi)	the expenses of, and fees for, registering or qualifying common stock for sale, and maintaining our registration;

(xii)	the fees and expenses of our independent directors;

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended March 31, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended March 31,
	2026	2025
Total investments, beginning of period	$1,576,277	$773,069
New investments purchased	234,080	129,957
Net accretion of discount on investments	797	570
Payment-in-kind interest and fees capitalized	1,166	403
Net realized gain (loss) on investments	199	435
Investments repaid	(28,532)	(26,453)
Total investments, end of period	$1,783,987	$877,981

Portfolio Companies at beginning of period	96	50
Number of new Portfolio Companies	8	10
Number of exited Portfolio Companies	(1)	(2)
Portfolio Companies at end of period	103	58

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 was as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	9.0%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.1%	9.1%
Weighted average EBITDA (2)	$233	$226
Weighted average loan-to-value (“LTV”) (3)	40%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%

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

As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplate a multi-step valuation process each quarter, as described below:

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

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Total investment income	$37,880	$21,083
Net expenses	20,408	11,118
Net investment income	17,472	9,965
Net realized gain (loss)	199	435
Net change in unrealized appreciation (depreciation)	(2,539)	(1,661)
Net increase in net assets resulting from operations	$15,132	$8,739

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

Investment Income

Investment income, was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest income	$36,003	$19,964
Payment-in-kind interest income	1,181	454
Other income	696	665
Total investment income	$37,880	$21,083

For the three months ended March 31, 2026 and 2025, total investment income was $37.9 million and $21.1 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1.8 billion at March 31, 2026 from $881.6 million at March 31, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest and other financing expenses	$15,245	$8,752
Management fees	2,308	1,158
Income-based incentive fees	2,346	1,208
Reimbursable expenses to Adviser	511	—
Other general and administrative expenses	1,561	1,508
Total expenses before fee waiver and expense support	21,971	12,626
Expense support	(1,563)	(1,508)
Net expenses	$20,408	$11,118

For the three months ended March 31, 2026 and 2025, net expenses were $20.4 million and $11.1 million, respectively, all primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

For the three months ended March 31, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $15.2 million and $8.8 million, respectively was driven by $1.0 billion and $493.2 million, respectively, of average debt outstanding.

Management fees

For the three months ended March 31, 2026 and 2025, management fees were $2.3 million and $1.2 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter.

Incentive fees

For the three months ended March 31, 2026 and 2025, total incentive fees were $2.3 million and $1.2 million, respectively.

Reimbursable expenses to Adviser

During the three months ended March 31, 2026, the Company recorded an obligation to make a Reimbursement Payment of $0.5 million under the Expense Support and Conditional Reimbursement Agreement. During the three months ended March 31, 2025, no such obligation existed.

Expense support

For the three months ended March 31, 2026 and 2025, the Company received $1.6 million and $1.5 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three months ended March 31, 2026, we had $0.2 million of realized gains (losses) on investments. For the three months ended March 31, 2025, we had $0.4 million of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended March 31,
	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(2,539)	$(1,661)

For the three months ended March 31, 2026 and 2025, we recognized gross unrealized appreciation on investments of $1.7 million and $1.0 million, respectively, and gross unrealized depreciation on investments of $4.2 million and $2.7 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(2.5) million and $(1.7) million, respectively on investments.

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

As of March 31, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $800 million and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC and the amount of principal and interest collections received as well as amounts in reserve held at Jefferies Credit Partners BDC CLO I Ltd.

Debt

As of March 31, 2026, we had an aggregate principal amount of $1.0 billion of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
			$0.3591	$17,480	$0.1120	$1

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
			$0.3865	$9,918	$—	$—

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three months ended March 31, 2026, $3.2 million was reinvested by stockholders. Of the total distributions paid during the three months ended March 31, 2025, $0.9 million was reinvested by stockholders.

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

During the three months ended March 31, 2026, the Company repurchased 219,733 Class I common shares for an aggregate of $3.2 million. There were no share repurchases during the three months ended March 31, 2025.

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

The following table summarizes the total shares issued and proceeds received for the three months ended March 31, 2026 and 2025 (in thousands, except share amounts):

	Three months ended March 31, 2026
	Shares	Amount
Class I:
Proceeds from shares sold	9,805,624	$140,977
Distributions reinvested	219,587	3,167
Share repurchases, net of early repurchase deduction	(219,733)	(3,204)
Total	9,805,478	$140,940
Class S:
Proceeds from shares sold	6,095	$88
Distributions reinvested	—	—
Share repurchases, net of early repurchase deduction	—	—
Total	6,095	$88

	Three months ended March 31, 2025
	Shares	Amount
Class I:
Proceeds from shares sold	2,531,743	$36,893
Distributions reinvested	61,643	910
Share repurchases, net of early repurchase deduction	—	—
Total	2,593,386	$37,803

There were no Class D shares outstanding for the three months ended March 31, 2026. There were no Class S or Class D shares outstanding for the three months ended March 31, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Notes Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Notes Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$35,796	$(20,800)	$14,996
Up 100 basis points	17,898	(10,400)	7,498
Up 50 basis points	8,949	(5,200)	3,749
Down 50 basis points	(8,949)	5,200	(3,749)
Down 100 basis points	(17,898)	10,400	(7,498)
Down 200 basis points	(35,796)	20,800	(14,996)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. There are no material changes to our risk factors, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended March 31, 2026 were previously disclosed in its Current Reports on Form 8-K.

For the three months ended March 31, 2026, the Company repurchased 219,733 Class I common shares for an aggregate of $3.2 million (net of Early Repurchases Deduction) pursuant to a tender offer that commenced on January 2, 2026, to repurchase up to 5.0% of the Company’s outstanding shares of common stock.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the three months ended March 31, 2026:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum Number of Shares that may yet be Purchased under the Repurchase Plan (4)
January 30, 2026	219,733	0.47%	$14.43	December 31, 2025	$3,204	—
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 13, 2026, the Board of Directors of the Company approved the following executive officer updates:

•
Ryan Schindele was appointed to replace Daniel Rapino III as Chief Accounting Officer (principal accounting officer) of the Company and will continue to serve as Chief Financial Officer (principal financial officer) of the Company
•
Daniel Rapino III was appointed to replace E. Joseph Hess as Chief Operating Officer (principal operating officer) of the Company

E. Joseph Hess will remain with the Adviser in the capacity as a Senior Advisor.

Biographical information regarding Mr. Schindele and Mr. Rapino is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and such information is incorporated by reference herein. Each of Mr. Schindele and Mr. Rapino was not appointed to his respective new role pursuant to any arrangement or understanding with any other person, has no family relationships with any director or executive officer of the Company, and there are no transactions involving Mr. Schindele or Mr. Rapino that would be required to be reported under Item 404(a) of Regulation S-K.

Additionally, the foregoing executive updates were not due to any disagreement with the Company, its management, or the Company’s Board of Directors.

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
4.2

Indenture, dated April 2, 2026, by and between Jefferies Credit Partners BDC CLO II LTD. and Jefferies Credit Partners BDC CLO II LLC, as co-issuers and U.S. Bank Trust Company, National Association as trustee.

10.1

Amended and Restated Loan and Security Agreement, dated as of January 13, 2026, by and among JCP BDC SPV I LLC, Jefferies Credit Partners BDC Inc., the lenders parties thereto, JPMorgan Chase Bank, National Association and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 20, 2026).

10.2	Master Loan Sale Agreement, dated as of April 2, 2026, among Jefferies Credit Partners BDC Inc. and JCP BDC SPV I LLC as sellers and Jefferies Credit Partners BDC CLO II LTD. as purchaser.
10.3	Sale Agreement, dated as of April 2, 2026, among JCP BDC SPV I LLC as seller and Jefferies Credit Partners BDC CLO II LTD. as purchaser.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Jefferies Credit Partners BDC Inc.

Date: May 13, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)