Form 10-Q
period 2026-06-30
Jefferies Credit Partners BDC Inc.
filed 2026-08-12
CIK 1959604

g.85n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2026 was 59,822,398, 30,750, and 0 of Class I shares, Class S shares and Class D shares of common stock, respectively. Common stock outstanding excludes August 3, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,914,843 and $1,576,277, at June 30, 2026 and December 31, 2025, respectively)	$1,906,400	$1,574,901
Cash and cash equivalents	9,911	8,636
Restricted cash	39,554	31,481
Interest receivable	9,804	7,321
Deferred financing costs	7,208	7,157
Deferred offering costs	22	190
Due from Investment Adviser	1,080	555
Prepaid expenses and other assets	574	528
Total assets	$1,974,553	$1,630,769
Liabilities
Debt, net of debt issuance costs and unamortized original issue discount of $5,120 and $2,090, at June 30, 2026 and December 31, 2025, respectively	$1,091,375	$919,149
Subscriptions received in advance	11,783	12,504
Distributions payable	6,572	5,504
Interest payable	13,419	10,510
Management fees payable	2,593	2,038
Income based incentive fees payable	2,824	2,223
Due to Investment Adviser	1,040	511
Accrued expenses and other liabilities	1,781	1,330
Total liabilities	$1,131,387	$953,769
Commitments and contingencies (Note 9)
Total net assets	$843,166	$677,000
Net Assets
Common shares, par value $0.001 (58,948,314 and 46,924,095, shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively)	$59	$47
Additional paid-in capital	855,075	682,413
Accumulated distributed earnings (losses)	(11,968)	(5,460)
Total net assets	$843,166	$677,000

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$843,077	$677,000
Common shares outstanding ($0.001 par value, 600,000,000 and 600,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively)	58,942,078	46,924,095
Net asset value per share	$14.30	$14.43
Class S Shares:
Net assets	$89	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively)	6,236	—
Net asset value per share	$14.30	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class D shares outstanding as of June 30, 2026. There were no Class S or Class D shares outstanding as of December 31, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$40,331	$23,735	$76,334	$43,699
Payment-in-kind interest income	1,349	179	2,530	633
Other income	1,289	654	1,985	1,319
Total investment income	42,969	24,568	80,849	45,651
Operating Expenses
Interest and other financing expenses	16,204	10,317	31,449	19,069
Management fees	2,593	1,377	4,901	2,535
Income-based incentive fees	2,824	1,431	5,170	2,639
Reimbursable expenses to Adviser	1,268	—	1,779	—
Other general and administrative expenses	1,580	1,425	3,141	2,933
Total expenses before expense support	24,469	14,550	46,440	27,176
Expense support	(1,582)	(1,418)	(3,145)	(2,926)
Net expenses	22,887	13,132	43,295	24,250
Net investment income	20,082	11,436	37,554	21,401
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	470	90	669	525
Net realized gain (loss)	470	90	669	525
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,528)	(1,823)	(7,067)	(3,484)
Net change in unrealized appreciation (depreciation)	(4,528)	(1,823)	(7,067)	(3,484)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(4,058)	(1,733)	(6,398)	(2,959)
Net Increase in Net Assets Resulting from Operations	$16,024	$9,703	$31,156	$18,442

Class I Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.28	$0.32	$0.58	$0.66
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	57,202,544	30,046,148	53,143,639	27,851,265
Class S Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.25	$—	$0.29	$—
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	6,164	—	6,097	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$20,082	$11,436	$37,554	$21,401
Net realized gains (losses)	470	90	669	525
Net change in unrealized appreciation (depreciation)	(4,528)	(1,823)	(7,067)	(3,484)
Net increase in net assets resulting from operations	16,024	9,703	31,156	18,442

Distributions to Shareholders (1)
Class I	(20,180)	(11,389)	(37,660)	(21,307)
Class S	(3)	—	(4)	—
Class D	—	—	—	—
Net decrease in net assets resulting from distributions to shareholders	(20,183)	(11,389)	(37,664)	(21,307)

Capital Share Transactions (1)
Class I:
Issuance of common shares	54,205	95,352	195,182	132,245
Distributions reinvested	3,621	1,166	6,788	2,076
Repurchase of common shares, net of early repurchase deduction	(26,182)	(143)	(29,386)	(143)
Net increase in net assets resulting from share transactions	31,644	96,375	172,584	134,178
Class S:
Issuance of common shares	—	—	88	—
Distributions reinvested	2	—	2	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	2	—	90	—
Class D:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—

Net Assets
Total increase (decrease) in net assets during the period	27,487	94,689	166,166	131,313
Net Assets, beginning of period	815,679	393,005	677,000	356,381
Net Assets at End of Period	$843,166	$487,694	$843,166	$487,694

(1)
There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Six months ended June 30,
	2026	2025
Operating Activities
Net increase in net assets resulting from operations	$31,156	$18,442
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(669)	(525)
Net change in unrealized (appreciation) depreciation on investments	7,067	3,484
Net accretion of discount and amortization of premium	(1,643)	(1,144)
Amortization of deferred financing costs	1,284	1,152
Amortization of debt issuance costs	327	288
Amortization of offering costs	168	135
Payment-in-kind interest and fees capitalized	(2,519)	(651)
Purchase of investments	(419,578)	(351,039)
Proceeds from sale of investments and principal repayments	85,843	38,932
Changes in assets and liabilities:
Interest receivable	(2,483)	(307)
Due from Investment Adviser	(525)	148
Prepaid expenses and other assets	(46)	128
Management fees payable	555	985
Incentive fees payable	601	1,431
Interest payable	2,909	1,976
Due to Investment Adviser	529	—
Accrued expenses and other liabilities	85	371
Net Cash Used in Operating Activities	(296,939)	(286,194)
Financing Activities
Issuance of debt	261,886	272,000
Borrowings on debt	523,000	316,500
Repayments on debt	(610,744)	(401,365)
Financing costs paid and deferred	(1,204)	(250)
Debt issuance costs paid and deferred	(2,008)	(2,568)
Offering costs paid and deferred	—	(14)
Subscriptions received in advance	11,783	11,410
Proceeds from issuance of common shares	182,766	125,158
Repurchase of common shares, net of early repurchase deduction	(29,386)	(143)
Distributions paid to shareholders	(29,806)	(20,100)
Net Cash Provided by Financing Activities	306,287	300,628
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	9,348	14,434
Cash and cash equivalents and restricted cash, beginning of period	40,117	24,109
Cash and cash equivalents and restricted cash, end of period	$49,465	$38,543

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$26,927	$15,655
Accrued but unpaid deferred financing costs	143	72
Distributions payable	6,572	3,991
Accrued but unpaid debt issuance costs	325	388
Accrued but unpaid offering costs	—	249
Distributions reinvested in common shares	6,788	2,076

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$9,911	$8,636
Restricted cash	39,554	31,481
Cash and cash equivalents and restricted cash	$49,465	$40,117

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.75%	11/29/2030	$2,726	$2,700	$2,726		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.75%	11/29/2030	—	(7)	—		25
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	2,933	2,906	2,933		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	1,234	1,182	1,234		9,25
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	145	142	145		9,25
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.38% (includes 2.88% PIK)	7/26/2032	17,587	17,433	17,587		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.75%	7/26/2032	873	863	873		9,25
Titan BW Borrower L.P.	First Lien Revolver	S + 4.75%	7/26/2032	—	(3)	—		25
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	21,708	21,564	21,708		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	3,495	3,468	3,495		8,25
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	57	54	56		8,25
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	11,009	10,957	10,954		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	255	241	227		9,25
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	(2)	(2)		25
					61,498	61,936	7.3%
Air Freight & Logistics
Auctane, Inc.	First Lien Term Loan	S + 5.75%	6/1/2033	5,913	5,826	5,825		9
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,495	11,351	11,495		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	1,866	1,855	1,866		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% PIK	5/27/2030	4,129	3,960	4,129		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	8,795	8,716	8,773		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(10)	(7)		25
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	152	148	151		9,25
					31,846	32,232	3.8%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	3,960	3,862	3,960		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	2,876	2,789	2,876		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,297	7,084	7,224		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	2,297	2,172	2,274		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(5)		25
					15,905	16,329	1.9%
Commercial Services & Supplies
Cobalt Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/13/2031	86	26	(32)		9,25
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,791	11,743	11,791		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	3,988	3,965	3,988		9,25
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		25
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	18,407	18,257	18,406		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	3,852	3,808	3,852		20,25
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	84	81	84		9,25
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	4,822	4,786	4,810		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(26)	(18)		25
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(26)	(18)		25
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	487	479	481		10
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	111	109	109		10,25
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	60	59	59		9,25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	$24,953	$24,836	$24,953		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(17)	—		25
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	108	106	108		9,25
Pike Corporation	First Lien Term Loan	S + 4.25%	12/20/2032	27,859	27,726	27,720		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.25%	12/20/2032	—	(10)	(30)		25
Pike Corporation	First Lien Revolver	S + 4.25%	12/20/2032	—	(2)	(2)		25
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	21,275	21,125	21,168		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	2,560	2,539	2,543		9,25
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(3)	(2)		25
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	21,808	21,618	21,808		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(6)	—		25
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(3)	—		25
Qinetic, Inc.	First Lien Term Loan	S + 4.75%	4/29/2033	9,348	9,257	9,255		9
Qinetic, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/29/2033	—	(12)	(27)		25
Qinetic, Inc.	First Lien Revolver	S + 4.75%	4/29/2033	—	(5)	(5)		25
					150,409	151,001	17.9%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	16,356	16,183	14,597		9
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	463	457	414		9
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	323	320	285		9,25
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,688	5,641	5,688		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	16,747	16,611	16,747		9,25
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	7,170	7,052	6,984		9,25
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	21,595	21,512	21,487		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	926	914	791
Lido Purchaser, Inc.	First Lien Term Loan	S + 4.75%	4/4/2033	9,802	9,754	9,753		9
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/4/2033	—	(7)	(14)		25
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	20,173	20,003	19,971		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	3,014	3,014	2,984		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 2.75% PIK)	7/16/2029	2,707	2,638	2,564		9,25
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.00%	7/16/2029	—	(3)	(4)		25
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	6,162	6,103	6,162		9
Redwood Services, LP	First Lien Term Loan	S + 4.25%	6/16/2032	10,360	10,268	10,257		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.25%	6/16/2032	2,323	2,297	2,290		9,25
Redwood Services, LP	First Lien Revolver	S + 4.25%	6/16/2032	—	(3)	(4)		25
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	4,053	4,016	3,973		21,25
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	20,555	20,367	20,556		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(11)	—		25
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(3)	—		25
					147,123	145,481	17.3%
Electrical Equipment
AMP Purchaser, LLC	First Lien Term Loan	S + 4.50%	4/1/2033	36,788	36,609	36,604		8
AMP Purchaser, LLC	First Lien Revolver	S + 4.50%	4/1/2033	—	(2)	(2)		25
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	12,256	12,159	12,256		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,230	5,188	5,230		9
Trystar, LLC	First Lien Term Loan	S + 4.50%	8/6/2031	2,197	2,187	2,197		9

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electrical Equipment, continued
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	$6,609	$6,553	$6,609		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(19)	—		25
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(3)	—		25
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(2)	—		25
					62,670	62,894	7.5%
Electronic Equipment, Instruments & Components
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	1,998	1,982	1,978		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	6,286	6,216	6,223		9
Dwyer Instruments, LLC	First Lien Term Loan	S + 4.75%	7/20/2029	3,139	3,117	3,108		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	4,734	4,695	4,687		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	7,366	7,275	7,292		9
Dwyer Instruments, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	7/20/2029	411	408	407		9
Dwyer Instruments, LLC	First Lien Revolver	S + 4.75%	7/20/2029	296	294	293		9,25
					23,987	23,988	2.8%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	26,257	26,130	26,257		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(29)	—		25
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	(2)	—		25
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,195	24,090	24,074		9
					50,189	50,331	6.0%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	241	238	241		9,22
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,505	3,461	3,505		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(2)	—		25
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	97	94	97		15,25
					3,791	3,843	0.5%
Health Care Equipment & Supplies
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	3,547	3,533	3,538		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	19,397	19,049	19,349		9
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.50%	3/13/2029	—	(23)	(31)		25
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 524	357	369		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	21,703	21,427	21,703		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 56,020	357	345		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	142	138	142		10,25
					44,838	45,415	5.4%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	18,915	18,692	18,820		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,185	4,168	4,164		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,493	1,483	1,485		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	1,708	1,677	1,691		8,25
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(5)	(3)		25
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	27,358	27,099	27,084		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(4)	(11)		25
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(4)	(4)		25
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,707	21,395	18,885		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	104	100	59		8,25
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	7,014	6,928	6,566		9,25
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	13,911	13,825	13,876		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	3,138	3,111	3,107		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,435	1,421	1,421		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	378	373	372		9,25
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	(1)		25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.50% (includes 2.50% PIK)	5/31/2032	$13,153	$13,038	$13,153		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(8)	—		25
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 5.00%	5/29/2030	32	29	32		9,25
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	9,162	9,078	9,162		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	281	276	281		9,25
USHV Management, LLC	First Lien Revolver	P + 4.00%	9/8/2031	55	51	55		15,25
					122,723	120,194	14.3%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.25%	8/2/2032	8,970	8,950	8,970		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(3)	—		25
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.25%	8/2/2032	—	(1)	—		25
AGS Health BCP LLC	First Lien Term Loan	S + 4.25%	8/2/2032	4,713	4,703	4,713		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(2)	—		25
AGS Health BCP LLC	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		25
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	8,939	8,902	8,940		8
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	14,300	14,238	14,300		8
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	—		25
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.75%	12/16/2031	17,780	17,558	17,513		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.75%	12/16/2031	—	(4)	(5)		25
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,445	13,340	13,311		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	789	782	781		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	222	220	220		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	6,091	6,063	6,030		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	4,026	4,007	3,986		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(14)	(61)		25
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	83	78	75		9,25
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	10,604	10,510	10,604		9
VaxCare Intermediate II LLC	First Lien Revolver	P + 3.25%	6/17/2032	72	69	72		15,25
					89,395	89,449	10.6%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding,LLC	First Lien Term Loan	S + 5.50%	7/29/2031	17,777	17,542	17,688		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(8)	(7)		25
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	S + 5.50%	7/29/2031	111	106	109		8,25
					17,640	17,790	2.1%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,815	12,740	12,815		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	3,988	3,961	3,988		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	241	239	241		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	—	(26)	—		25
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	110	109	111		9,25
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	19,598	19,337	19,500		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	3,524	3,507	3,506		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	2,713	2,689	2,674		8,25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	$17,780	$17,674	$17,780		9
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/25/2028	—	(5)	—		25
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(2)	—		25
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	14,435	14,303	14,363		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	—	(9)	(14)		25
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	207	204	205		9,25
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	23,689	23,649	23,689		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(2)	—		25
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,851	10,851	10,851		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	3,553	3,535	3,553		8,25
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		25
					112,754	113,262	13.4%
IT Services
365RM Holdco, LLC	First Lien Term Loan	S + 4.75%	5/6/2033	32,353	32,035	32,030		9
365RM Holdco, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	5/6/2033	—	(11)	(23)		25
365RM Holdco, LLC	First Lien Revolver	S + 4.75%	5/6/2033	60	55	55		9,25
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	3,290	3,290	3,290		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	46	45	46		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.25%	6/15/2029	12,565	12,373	12,565		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	3,098	3,051	3,098		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	6/15/2029	10,300	10,165	10,300		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	6/15/2029	918	942	890		9,25
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,292	5,239	5,239		9
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	100	96	96		9,25
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	13,727	13,612	13,315		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	3,151	3,124	3,057		9
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	141	138	130		9,25
Vensure Employer Services Inc.	First Lien Term Loan	S + 5.00%	9/29/2031	1,118	1,107	1,107		9
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	7,452	7,281	7,168		9,25
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	8,537	8,516	8,515		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	21,141	20,969	21,088		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.50%	12/23/2032	30	30	30		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	12/23/2032	—	(14)	(11)		25
Victors Purchaser, LLC	First Lien Revolver	S + 4.50%	12/23/2032	82	77	80		8,25
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	4,025	4,007	4,015		9
					126,127	126,080	15.0%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,718	24,619	24,718		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	4,605	4,584	4,605		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	(2)	—		25
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 5.00%	10/16/2031	26,140	25,907	26,009		9
Bracket Intermediate Holding Corp.	First Lien Revolver	S + 5.00%	10/16/2031	119	116	117		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	15,319	15,238	15,319		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	3	—		25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(7)	—		25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	104	104	104		9,25
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£274	358	363		16
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	186	186	186		9,25
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	—	(4)	—		25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services, continued
Signant Finance One Limited	First Lien Term Loan	S + 5.00%	10/16/2031	$11,510	$11,408	$11,453		9,23
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 5.00%	10/16/2031	—	(16)	(22)		23,25
Signant Finance One Limited	First Lien Revolver	S + 5.00%	10/16/2031	—	—	(1)		23,25
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,207	9,125	9,207		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€339	389	385		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	—	(11)	—		25
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	235	233	235		10,25
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€99	114	114		13,25
					92,344	92,792	11.0%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	14,122	14,122	14,122		9
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(24)	—		25
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(2)	—		25
					14,096	14,122	1.7%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.50%	12/11/2031	399	399	399		7,23,24
Future US Bidco, Inc.	First Lien Term Loan	S + 5.50%	12/11/2031	23,031	23,031	23,031		7,24
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.50%	12/11/2031	—	—	—		24,25
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	17,903	17,730	17,724		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(4)	(4)		25
London Buyer, LLC	First Lien Term Loan	S + 5.00%	6/24/2033	19,800	19,635	19,602		9
London Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/24/2033	—	(11)	(22)		25
London Buyer, LLC	First Lien Revolver	S + 5.00%	6/24/2033	—	(5)	(5)		25
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,551	15,618		9
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	4,651	4,626	4,651		9,25
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		25
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	12,965	12,910	12,965		9
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		25
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(2)	—		25
					93,855	93,959	11.1%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	3,795	3,778	3,757		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	(25)	(21)		25
					3,753	3,736	0.4%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,779	17,484	17,691		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	43	38	41		8,25
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.50%	11/18/2031	8,733	8,662	8,690		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	11/18/2031	1,579	1,554	1,557		9,25
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.50%	11/18/2031	39	37	38		9,25
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	6/16/2033	34,007	33,606	33,667		8
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	6/16/2033	—	(1)	(2)		25
Conservice Midco LLC	First Lien Term Loan	S + 4.50%	2/25/2033	39,908	39,716	39,709		9
Conservice Midco LLC	First Lien Revolver	S + 4.50%	2/25/2033	—	(2)	(2)		25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	$36,077	$35,754	$35,716		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	145	141	141		8,25
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	19,311	19,134	19,214		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	70	67	68		8,25
Denali Topco LLC	First Lien Term Loan	S + 4.75%	8/26/2032	9,600	9,513	9,600		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/26/2032	—	(8)	—		25
Denali Topco LLC	First Lien Revolver	S + 4.75%	8/26/2032	—	(3)	—		25
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	13,428	13,320	13,428		9
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	9/5/2031	—	(8)	—		25
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(3)	—		25
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	10/1/2029	7,004	6,913	6,934		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/1/2029	—	(13)	(26)		25
Foreside Financial Group, LLC	First Lien Revolver	S + 5.25%	10/1/2029	20	15	15		9,25
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	14,878	14,740	14,878		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		25
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	16,310	16,043	16,310		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(3)	—		25
					216,695	217,667	25.8%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.50%	12/10/2029	15,920	15,856	15,522		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.50%	12/11/2028	—	(1)	(9)		25
					15,855	15,513	1.8%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,238	20,136	20,137		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(2)	(5)		25
Aptean, Inc.	First Lien Revolver	S + 4.75%	1/30/2031	113	110	111		9,25
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	2,673	2,667	2,646		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	(2)		25
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	22,447	22,282	22,223		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	7,251	7,219	7,179		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(2)	(3)		25
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	26,994	26,873	26,724		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(6)	(29)		25
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(26)	(118)		25
Edition Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/20/2032	21,180	21,085	20,968		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(7)	(38)		25
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	15	13	10		8,25
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	24,458	24,402	24,457		9
Flexera Software LLC	First Lien Term Loan	E + 4.50%	8/16/2032	€339	396	388		12
Flexera Software LLC	First Lien Term Loan	S + 4.50%	8/16/2032	7,168	7,118	7,168		9
Flexera Software LLC	First Lien Revolver	S + 4.50%	8/16/2032	—	(1)	—		25
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	5,083	5,069	4,930		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(23)	(449)		25
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	942	939	914		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	352	351	341		9,25
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	18,305	18,216	18,213		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	(2)	(2)		25

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	$11,792	$11,742	$11,792		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(7)	—		25
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		25
Lobos Parent, Inc.	First Lien Term Loan	S + 4.25%	9/27/2032	12,557	12,470	12,557		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	9/27/2032	—	(7)	—		25
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	39	38	39		9,25
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	(1)	—		25
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	37,558	37,235	37,183		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	3,109	3,083	3,078		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	33	30	29		9,25
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,159	18,778	18,967		8
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	78	78	71		8,25
OneSource Virtual Inc	First Lien Term Loan	S + 4.75%	1/31/2033	7,732	7,695	7,693		9
OneSource Virtual Inc	First Lien Revolver	S + 4.75%	1/31/2033	—	(2)	(2)		25
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	12,865	12,763	11,643		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	2,940	2,913	2,661		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,484	23,298	23,132		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	(5)		25
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	19,447	19,270	19,175		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	63	59	57		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	25,351	25,125	25,224		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	4,449	4,408	4,427		9
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.25%	5/6/2032	2,687	2,661	2,673		9
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	5/6/2032	—	(20)	(25)		25
Vacation Rental Brands, LLC	First Lien Revolver	S + 5.25%	5/6/2031	—	(3)	(2)		25
					338,409	336,130	39.9%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	25,260	24,896	25,133		9
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 5.75%	12/19/2030	—	(22)	(8)		25
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	209	204	207		9,25
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	20,635	20,603	20,635		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	13,947	13,837	13,947		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.50%	7/24/2031	5,459	5,435	5,459		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	4,572	4,533	4,572		19,25
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/24/2031	—	(12)	—		25
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.50%	7/24/2031	—	(3)	—		25
					69,471	69,945	8.3%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					1,905,373	1,904,089	225.8%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			50	$601	$596
					601	596
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	1,125
					8,435	1,125
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	582
Firebird Co-Invest L.P.	L.P. Interest			—	—	8
					434	590
Total non-controlled-non-affiliated Portfolio Company equity investments					9,470	2,311	0.3%
Total non-controlled-non-affiliated Portfolio Company investments					$1,914,843	$1,906,400	226.1%
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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
All funded debt investments are income producing. As of June 30, 2026, there were no investments on non-accrual.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of June 30, 2026 was 3.68%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of June 30, 2026 was 2.29%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of June 30, 2026 was 2.20%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of June 30, 2026 was 2.32%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of June 30, 2026 was 2.57%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of June 30, 2026 was 6.75%.
(16)
The interest rate on these loans is subject to SONIA, which as of June 30, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to the floor which as of June 30, 2026 was 0.75%.
(18)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

(19)
The interest rate on $1.4 million of principal loans is subject to 1-month SOFR, which as of June 30, 2026 was 3.65% and the interest rate on $3.2 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(20)
The interest rate on $2.3 million of principal loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73% and the interest rate on $1.6 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(21)
The interest rate on $3.2 million of principal loans is subject to 3-month SOFR, which as of June 30, 2026 was 3.73% and the interest rate on $0.9 million of principal loans is subject to 6-month SOFR, which as of June 30, 2026 was 3.85%.
(22)
The issuer of this investment is domiciled in Canada.
(23)
The issuer of this investment is domiciled in the United Kingdom.
(24)
These investments are first lien, second-out debt facilities.
(25)
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of June 30, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
365RM Holdco, LLC	First Lien Delayed Draw Term Loan	5/8/2028	$2,344	$(23)
365RM Holdco, LLC	First Lien Revolver	5/6/2033	440	(4)
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	798	—
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	7/2/2026	1,762	(9)
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	605	(3)
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	9/14/2026	1,266	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	3,041	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	247	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	1,673	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	141	—
AMP Purchaser, LLC	First Lien Revolver	4/1/2033	399	(2)
Any Hour LLC	First Lien Revolver	5/23/2030	31	(3)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	11,387	(114)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	1,086	(5)
Aptean, Inc.	First Lien Revolver	1/30/2031	382	(2)
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	11,983	—
Arax Midco, LLC	First Lien Revolver	3/24/2032	408	—
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	(9)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(5)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	317	(2)
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	12/21/2026	1,585	(8)
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	139	(1)
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	197	(2)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(3)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	2,892	(14)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	201	(1)
Chartwell Cumming Holding Corporation	First Lien Revolver	6/16/2033	171	(2)
Cobalt Service Partners, LLC	First Lien Delayed Draw Term Loan	6/23/2028	7,813	(117)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	8/7/2026	1,060	(11)
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	(4)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,915	(29)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	11,816	(118)
Conservice Midco LLC	First Lien Revolver	2/25/2033	399	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	7/29/2027	1,544	(7)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	7/29/2031	277	(1)
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	250	(2)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	318	(2)
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	2,838	—
Denali Topco LLC	First Lien Revolver	8/26/2032	388	—
Dwyer Instruments, LLC	First Lien Revolver	7/20/2029	53	(1)
Eclipse Buyer, Inc.	First Lien Delayed Draw Term Loan	9/6/2026	2,276	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Edition Holdings, Inc	First Lien Delayed Draw Term Loan	12/20/2027	3,759	(38)
Edition Holdings, Inc	First Lien Revolver	12/20/2032	384	(4)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	2,121	(21)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	2,749	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	365	—
Firebird Co-Invest L.P.	L.P. Interest		22	8
Flexera Software LLC	First Lien Revolver	8/16/2032	388	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	6/26/2028	2,569	(26)
Foreside Financial Group, LLC	First Lien Revolver	10/1/2029	480	(5)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	6,890	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	12,011	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	237	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	2,966	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	276	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	$14,976	$(449)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	1	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	352	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	7,288	(17)
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	9/16/2026	7,262	(18)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	5,164	(26)
HighLevel Inc	First Lien Revolver	2/23/2033	399	(2)
ICR, LLC	First Lien Revolver	3/26/2032	399	(4)
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	8/27/2026	3,608	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	2,783	(14)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	184	(1)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	6,092	(61)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	689	(7)
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	4/3/2028	2,801	(14)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	2,019	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	224	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	118	—
London Buyer, LLC	First Lien Delayed Draw Term Loan	6/30/2028	2,200	(22)
London Buyer, LLC	First Lien Revolver	6/24/2033	500	(5)
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	320	(3)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	5/26/2028	11,601	(116)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	365	(4)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	—
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	146	—
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	656	(7)
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	1/15/2027	43	(1)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	12	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	399	(2)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	2,448	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,589	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,446	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	166	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	747	—
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	7,191	—
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	291	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	12,656	(31)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	243	(32)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	6,056	(30)
Pike Corporation	First Lien Revolver	12/20/2032	399	(2)
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	849	(4)
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	399	(2)
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	1,542	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	—
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	8/7/2026	10,911	(273)
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	10,173	—
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	236	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

June 30, 2026

(In thousands, except for share and per share data)

Portfolio Company		Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qinetic, Inc.		First Lien Delayed Draw Term Loan	10/30/2028	$2,671	$(27)
Qinetic, Inc.		First Lien Revolver	4/29/2033	500	(5)
RCP Nats Purchaser, LLC		First Lien Delayed Draw Term Loan	3/19/2027	253	(3)
RCP Nats Purchaser, LLC		First Lien Revolver	3/19/2032	53	(1)
Real Chemistry Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	2,291	—
Real Chemistry Intermediate III, Inc.		First Lien Revolver	4/12/2032	376	—
Redwood Services Group, LLC		First Lien Delayed Draw Term Loan	2/11/2028	4,674	(23)
Redwood Services, LP		First Lien Delayed Draw Term Loan	6/16/2027	949	(9)
Redwood Services, LP		First Lien Revolver	6/16/2032	386	(4)
Sapphire Software Buyer, Inc.		First Lien Revolver	9/30/2031	360	(5)
Saturn Borrower Inc		First Lien Revolver	11/10/2028	266	(3)
SG Acquisition, Inc.		First Lien Revolver	4/3/2030	348	—
Signant Finance One Limited	(1)	First Lien Delayed Draw Term Loan	10/18/2027	4,350	(22)
Signant Finance One Limited	(1)	First Lien Revolver	10/16/2031	284	(1)
Solis Mammography Buyer, Inc.		First Lien Delayed Draw Term Loan	5/31/2027	1,304	—
Solis Mammography Buyer, Inc.		First Lien Revolver	5/28/2030	210	—
Spotless Brands, LLC		First Lien Delayed Draw Term Loan	3/25/2027	6,690	(50)
Spruce Bidco II Inc.		First Lien Revolver	1/30/2032	223	—
Swoop Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	2,074	—
Swoop Intermediate III, Inc.		First Lien Revolver	4/12/2032	376	—
Syndigo LLC		First Lien Revolver	9/2/2032	328	(5)
Tau Buyer, LLC		First Lien Revolver	2/2/2032	224	(7)
Titan BW Borrower L.P.		First Lien Delayed Draw Term Loan	7/26/2027	585	—
Titan BW Borrower L.P.		First Lien Revolver	7/26/2032	388	—
Titan Luxco I SARL		First Lien Delayed Draw Term Loan	6/14/2027	2,619	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	1	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	35	—
Trystar, LLC		First Lien Delayed Draw Term Loan	1/6/2028	8,239	—
Trystar, LLC		First Lien Revolver	8/6/2031	360	—
Trystar, LLC		First Lien Revolver	8/6/2031	480	—
USHV Management, LLC		First Lien Delayed Draw Term Loan	9/8/2027	588	—
USHV Management, LLC		First Lien Revolver	9/8/2031	336	—
Vacation Rental Brands, LLC		First Lien Delayed Draw Term Loan	10/15/2027	4,979	(25)
Vacation Rental Brands, LLC		First Lien Revolver	5/6/2031	376	(2)
VaxCare Intermediate II LLC		First Lien Revolver	6/17/2032	306	—
Vensure Employer Services Inc.		First Lien Delayed Draw Term Loan	3/6/2028	20,905	(209)
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	7/24/2026	77	—
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	5/3/2028	5,308	—
Vessco Midco Holdings, LLC		First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC		First Lien Delayed Draw Term Loan	12/23/2027	4,444	(11)
Victors Purchaser, LLC		First Lien Revolver	12/23/2032	761	(2)
West Star Aviation Acquisition, LLC		First Lien Delayed Draw Term Loan	5/20/2027	1,071	—
West Star Aviation Acquisition, LLC		First Lien Revolver	5/20/2032	321	—
World Insurance Associates, LLC		First Lien Delayed Draw Term Loan	8/14/2026	1,649	—
World Insurance Associates, LLC		First Lien Revolver	4/3/2030	225	—
Wrench Group, LLC		First Lien Delayed Draw Term Loan	9/3/2027	2,817	—
Wrench Group, LLC		First Lien Revolver	9/3/2031	391	—
Zenith AcquisitionCo, LLC		First Lien Delayed Draw Term Loan	1/12/2029	5,250	(26)
Zenith AcquisitionCo, LLC		First Lien Revolver	1/13/2033	399	(2)
Zeppelin Holdco II, LP		First Lien Delayed Draw Term Loan	8/2/2027	2,693	(7)
Zeppelin Holdco II, LP		First Lien Revolver	8/2/2032	234	(1)
Total Unfunded Portfolio Company Commitments				$347,962	$(2,194)
(1)
Unfunded commitments for this investment may be drawn by more than one co-borrower under the credit agreement. Funded amounts are reported separately by borrower within the Consolidated Schedule of Investments.

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

We consolidate entities that meet the definition of a variable interest entity (“VIE”) for which we are the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that Jefferies Credit Partners BDC CLO I Ltd. (the “CLO I”) and Jefferies Credit Partners BDC CLO II Ltd. (the “CLO II”) are both VIEs and the Company is the primary beneficiary of CLO I and CLO II. As such, both CLO I and CLO II are consolidated by the Company.

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

Restricted cash represents the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility (as defined in Note 6 to the consolidated financial statements) that are held at JCP BDC SPV I LLC (the “SPV”) and the amount of principal and interest collections received as well as amounts in reserve held at CLO I and CLO II.

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2026 and December 31, 2025 was $9.9 million and $8.6 million, respectively. Restricted cash held as of June 30, 2026 and December 31, 2025 was $39.6 million and $31.5 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended June 30, 2026 and 2025, PIK income earned was $1.3 million and $0.2 million, respectively. During the six months ended June 30, 2026 and 2025, PIK income earned was $2.5 million and $0.6 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, management did not make any exceptions to placing loans on non-accrual status based on the collateral value and status of collection. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the three and six months ended June 30, 2026, the Company repurchased 1,820,427 Class I common shares for an aggregate of $26.2 million (net of Early Repurchase Deduction) and 2,040,160 Class I common shares for an aggregate of $29.4 million (net of Early Repurchase Deduction), respectively, pursuant to the terms of tender offers made during the period. During the three and six months ended June 30, 2025, the Company repurchased 7,417 Class I common shares for an aggregate of $0.1 million (net of Early Repurchase Deduction) pursuant to the terms of tender offers made during the periods.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the incentive fee will be calculated net of our expenses before fee waivers and expense support. For the three and six months ended June 30, 2026, the Company recognized $2.6 million and $4.9 million, respectively, of management fees, and $2.8 million and $5.2 million, respectively, of incentive fees. For the three and six months ended June 30, 2025, the Company recognized $1.4 million and $2.5 million, respectively, of management fees, and $1.4 million and $2.6 million, respectively, of incentive fees. As of June 30, 2026 and December 31, 2025, management fees payable were $2.6 million and $2.0 million, respectively. As of June 30, 2026 and December 31, 2025, incentive fees payable were $2.8 million and $2.2 million.

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

During the three and six months ended June 30, 2026, the Investment Adviser provided $1.6 million and $3.1 million, respectively, of expense support, including $1.6 million and $3.1 million, respectively, of Voluntary Expense Payments for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Investment Adviser provided $1.4 million and $2.9 million, respectively, of expense support, including $1.1 million and $2.0 million, respectively, of Voluntary Expense Payments for the three and six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $1.0 million and $0.5 million, respectively, under the Expense Support Agreement which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $15.7 million.

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

For the three and six months ended June 30, 2026, the Company accrued less than $0.1 million distribution and shareholder servicing fees attributable to Class S shares and Class D shares. For the three and six months ended June 30, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

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

Due to/from Investment Adviser

As of June 30, 2026 and December 31, 2025, Due from Investment Adviser was $1.1 million and $0.6 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $1.0 million and $0.5 million, respectively, under the Expense Support Agreement, which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of June 30, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.2 million and $0.2 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$1,905,373	99.4%	$1,904,089	99.7%
Common Stock	8,435	0.4%	1,125	0.1%
Preferred Stock	601	0.1%	596	0.1%
L.P. Interest	434	0.1%	590	0.1%
Total	$1,914,843	100.0%	$1,906,400	100.0%
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

The industry composition of investments as of June 30, 2026 at amortized cost and fair value was as follows (in thousands):

	June 30, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$338,409	17.7%	$336,130	17.6%
Professional Services	217,296	11.4%	218,263	11.5%
Commercial Services & Supplies	150,843	7.9%	151,591	8.0%
Diversified Consumer Services	147,123	7.7%	145,481	7.6%
IT Services	126,127	6.6%	126,080	6.6%
Health Care Providers & Services	122,723	6.4%	120,194	6.3%
Insurance	112,754	5.9%	113,262	5.9%
Media	93,855	4.9%	93,959	4.9%
Life Sciences Tools & Services	92,344	4.8%	92,792	4.9%
Health Care Technology	89,395	4.7%	89,449	4.7%
Trading Companies & Distributors	69,471	3.6%	69,945	3.7%
Electrical Equipment	62,670	3.3%	62,894	3.3%
Aerospace & Defense	61,498	3.2%	61,936	3.3%
Financial Services	50,189	2.6%	50,331	2.6%
Health Care Equipment & Supplies	44,838	2.3%	45,415	2.4%
Air Freight & Logistics	40,281	2.1%	33,357	1.7%
Electronic Equipment, Instruments & Components	23,987	1.3%	23,988	1.3%
Hotels, Restaurants & Leisure	17,640	0.9%	17,790	0.9%
Chemicals	15,905	0.8%	16,329	0.9%
Real Estate Management & Development	15,855	0.8%	15,513	0.8%
Machinery	14,096	0.7%	14,122	0.7%
Food Products	3,791	0.2%	3,843	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,753	0.2%	3,736	0.2%
Total	$1,914,843	100.0%	$1,906,400	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$266,337	16.9%	$265,973	16.9%
Professional Services	159,511	10.1%	160,861	10.2%
Commercial Services & Supplies	144,511	9.2%	145,022	9.2%
Health Care Providers & Services	119,642	7.6%	118,766	7.5%
Insurance	106,021	6.7%	106,639	6.8%
Diversified Consumer Services	99,457	6.3%	99,540	6.3%
Life Sciences Tools & Services	89,762	5.7%	89,771	5.7%
IT Services	80,427	5.1%	81,104	5.1%
Health Care Technology	79,119	5.0%	79,473	5.1%
Aerospace & Defense	75,039	4.8%	75,321	4.8%
Trading Companies & Distributors	68,500	4.3%	69,011	4.4%
Media	51,495	3.3%	51,648	3.3%
Health Care Equipment & Supplies	44,725	2.8%	45,322	2.9%
Air Freight & Logistics	34,115	2.2%	27,615	1.8%
Electrical Equipment	32,517	2.1%	32,712	2.1%
Financial Services	31,007	2.0%	31,093	2.0%
Electronic Equipment, Instruments & Components	23,904	1.5%	24,182	1.5%
Hotels, Restaurants & Leisure	16,779	1.1%	16,892	1.1%
Real Estate Management & Development	15,927	1.0%	15,960	1.0%
Chemicals	15,917	1.0%	16,325	1.0%
Machinery	14,088	0.9%	14,122	0.9%
Food Products	3,761	0.2%	3,817	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,716	0.2%	3,732	0.2%
Total	$1,576,277	100.0%	$1,574,901	100.0%

The geographic composition of investments as of June 30, 2026 at cost and fair value was as follows (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,902,814	$1,894,330	99.3%	224.6%
United Kingdom	11,791	11,829	0.6%	1.4%
Canada	238	241	0.1%	0.1%
Total	$1,914,843	$1,906,400	100.0%	226.1%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,564,242	$1,562,865	99.2%	230.8%
United Kingdom	11,796	11,794	0.7%	1.7%
Canada	239	242	0.1%	0.1%
Total	$1,576,277	$1,574,901	100.0%	232.6%

As of June 30, 2026 and December 31, 2025, there were no investments in the portfolio on non-accrual status.

As of June 30, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of June 30, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$1,904,089	$1,904,089
Common Stock	—	—	1,125	1,125
Preferred Stock	—	—	596	596
L.P. Interest	—	—	590	590
Total	$—	$—	$1,906,400	$1,906,400
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

The following tables present change for the three and six months ended June 30, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended June 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,777,284	$855	$1,391	$542	$1,780,072
Purchases of investments	185,498	—	—	—	185,498
Proceeds from principal repayments and sales of investments	(57,038)	(273)	—	—	(57,311)
Accretion of discount/amortization of premium	846	—	—	—	846
Payment-in-kind interest and fees capitalized	1,314	39	—	—	1,353
Net realized gain (loss) on investments	466	4	—	—	470
Net change in unrealized appreciation (depreciation)	(4,281)	(29)	(266)	48	(4,528)
Fair value, end of period	$1,904,089	$596	$1,125	$590	$1,906,400
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(4,182)	$(29)	$(266)	$48	$(4,429)

	Six months ended June 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,571,924	$846	$1,598	$533	$1,574,901
Purchases of investments	419,578	—	—	—	419,578
Proceeds from principal repayments and sales of investments	(85,570)	(273)	—	—	(85,843)
Accretion of discount/amortization of premium	1,643	—	—	—	1,643
Payment-in-kind interest and fees capitalized	2,480	39	—	—	2,519
Net realized gain (loss) on investments	665	4	—	—	669
Net change in unrealized appreciation (depreciation)	(6,631)	(20)	(473)	57	(7,067)
Fair value, end of period	$1,904,089	$596	$1,125	$590	$1,906,400
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(6,432)	$(20)	$(473)	$57	$(6,868)

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$1,904,089	Yield analysis	Discount rate	6.2%	16.4%	8.8%
Investments in Common Stock	1,125	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	12.4x	12.4x	12.4x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	596	Yield analysis	Discount rate	9.1%	9.1%	9.1%
Investments in L.P. Interest	590	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	16.4x	16.4x	16.4x
		Discounted cash flows	Discount rate	14.5%	14.5%	14.5%
	$1,906,400
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 177.3% and 173.5%, respectively.

The Company’s outstanding debt obligations as of June 30, 2026 were as follows (in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$600,000	$561,495	$561,495	$557,284	$38,505	$38,505
Revolving Credit Facility	125,000	—	—	—	125,000	125,000
2025 CLO Notes (4)	272,000	272,000	270,115	270,640	—	—
2026 CLO Notes (5)	263,000	263,000	259,765	263,000	—	—
Total Debt Obligations	$1,260,000	$1,096,495	$1,091,375	$1,090,924	$163,505	$163,505

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $1.9 million as of June 30, 2026.
(5)
The carrying value of the Company’s 2026 CLO Notes are presented net of unamortized debt issuance costs and original issue discount of $3.2 million as of June 30, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest, deferred financing, and debt issuance costs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$1,082,744	$582,513	$1,046,230	$535,957
Maximum amount of debt outstanding	$1,130,132	$660,154	$1,130,132	$660,154

Weighted average annualized interest cost (1)	6.12%	6.79%	6.21%	6.95%
Annualized amortized deferred financing and debt issuance costs	0.27%	0.42%	0.27%	0.38%
Total annualized interest cost	6.39%	7.21%	6.48%	7.33%

Weighted average SOFR rate	3.67%	4.29%	3.67%	4.30%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and six months ended June 30, 2026 were $0.2 million and $0.4 million, respectively. Commitment fees for the three and six months ended June 30, 2025 were $0.3 million and $0.6 million, respectively.

The components of interest expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$15,145	$9,130	$29,460	$17,016
Facility undrawn and unused fees	204	311	378	613
Amortization of deferred financing and debt issuance costs	855	876	1,611	1,440
Total interest expense	$16,204	$10,317	$31,449	$19,069

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Investments at fair value	$1,016,219	$1,122,696
Restricted cash	20,934	22,159
Interest receivable	5,356	5,094
Deferred financing costs	6,909	6,728
Prepaid expenses and other assets	190	60
Total assets	$1,049,608	$1,156,737
Liabilities
Debt	$561,495	$599,239
Due to affiliates	13	—
Interest payable	7,268	7,580
Accrued expenses and other liabilities	54	56
Total liabilities	$568,830	$606,875

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

2025 Debt Securitization

On March 20, 2025 (the “Closing Date”), Jefferies Credit Partners BDC CLO I Ltd. (the “CLO I Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $403.2 million term debt securitization (the “2025 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2025 Debt Securitization consist of $232.0 million of AAA Class A Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.55% (the “Class A Notes”), $40.0 million of AA Class B Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the “Class B Notes”) and $32.0 million of A Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.25% (the “Class C Notes”, and together with the Class A Notes and the Class B Notes, the “2025 CLO Secured Notes”). Additionally, on the Closing Date, the CLO I Issuer issued $99.2 million of Subordinated Notes due 2037 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 CLO Secured Notes together with the 2025 CLO Subordinated Notes are collectively referred to as the “2025 CLO Notes.” The 2025 CLO Notes offered in the 2025 Debt Securitization are backed by a diversified portfolio of loans. On the Closing Date, the Company acquired the Class C Notes and the 2025 Subordinated Notes. The 2025 CLO Notes are scheduled to mature on April 25, 2037.

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

The 2025 CLO Secured Notes are secured by all of CLO I’s assets. The assets and liabilities of CLO I are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of CLO I as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Investments at fair value	$396,206	$397,674
Restricted cash	8,415	9,322
Interest receivable	1,944	1,729
Deferred financing costs	143	—
Prepaid expenses and other assets	81	35
Total assets	$406,789	$408,760
Liabilities
Debt, net of debt issuance costs of $1,885 and $2,090, at June 30, 2026 and December 31, 2025, respectively (1)	$270,115	$269,910
Interest payable	2,571	2,715
Accrued expenses and other liabilities	340	171
Total liabilities	$273,026	$272,796
(1)
Excludes the 2025 Class C Notes and 2025 Subordinated Notes which are eliminated in consolidation.

As part of the CLO I transaction, the SPV sold and transferred certain loans to the CLO I Issuer for the purchase price set forth in a loan sale agreement. Such loans constituted the initial portfolio of assets securing the 2025 CLO Secured Notes. In connection with such sale and transfer, the SPV made customary representations, warranties and covenants to the CLO I Issuer.

The Investment Adviser serves as portfolio manager for the CLO I Issuer under a portfolio management agreement and has agreed to irrevocably waive all fees payable to it so long as it is the portfolio manager under the portfolio management agreement.

2026 Debt Securitization

On April 2, 2026 (the “April Closing Date”), Jefferies Credit Partners BDC CLO II Ltd. (the “CLO II Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $404.3 million term debt securitization (the “2026 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2026 Debt Securitization consist of $232.0 million of AAA Class A-1 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.50% (the “2026 Class A-1 Notes”), $16.0 million of AAA Class A-2 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.80% (the “2026 Class A-2 Notes”) and $15.0 million of AA Class B Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.90% (the “2026 Class B Notes”, and together with the Class A-1 Notes and the Class A-2 Notes, the “2026 CLO Secured Notes”). Additionally, on the April Closing Date, the CLO II Issuer issued $141.3 million of Subordinated Notes due 2038 (the “2026 Subordinated Notes”), which do not bear interest. The 2026 CLO Secured Notes together with the 2026 CLO Subordinated Notes are collectively referred to as the “2026 CLO Notes.” The 2026 CLO Notes offered in the 2026 Debt Securitization are backed by a diversified portfolio of loans. On the April Closing Date, the Company acquired the 2026 Subordinated Notes. The 2026 CLO Notes are scheduled to mature on April 25, 2038.

The following table presents information on the 2026 Debt Securitization:

	Principal Outstanding	Type	Interest Rate	Credit Rating
Class A-1 Notes	$232,000	Senior Secured Floating Rate	S + 1.50%	AAA
Class A-2 Notes	16,000	Senior Secured Floating Rate	S + 1.80%	AAA
Class B Notes	15,000	Secured Deferrable Floating Rate	S + 1.90%	AA
Total Secured Notes	$263,000
Subordinated Notes (1)	141,320		None	Not rated
Total Notes	$404,320
(1)
The Company retained all of the 2026 Subordinated Notes issued in the 2026 Debt Securitization which are eliminated in consolidation.

The 2026 CLO Secured Notes are secured by all of CLO II’s assets. The assets and liabilities of CLO II are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of CLO II as of June 30, 2026 are as follows (in thousands):

June 30, 2026
Assets
Investments at fair value	$396,959
Restricted cash	10,205
Interest receivable	1,936
Due from affiliates	13
Prepaid expenses and other assets	80
Total assets	$409,193
Liabilities
Debt, net of debt issuance costs and unamortized original issue discount of $3,235, at June 30, 2026 (1)	$259,765
Interest payable	3,434
Accrued expenses and other liabilities	308
Total liabilities	$263,507
(1)
Excludes the 2026 Subordinated Notes which are eliminated in consolidation.

As part of the CLO II transaction, the SPV sold and transferred certain loans to the CLO II Issuer for the purchase price set forth in a loan sale agreement. Such loans constituted the initial portfolio of assets securing the 2026 CLO Secured Notes. In connection with such sale and transfer, the SPV made customary representations, warranties and covenants to the CLO II Issuer.

The Investment Adviser serves as portfolio manager for the CLO II Issuer under a portfolio management agreement and has agreed to irrevocably waive all fees payable to it so long as it is the portfolio manager under the portfolio management agreement.

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

The following tables summarize the total shares issued and proceeds received for the three and six months ended June 30, 2026 and 2025 (in thousands, except share amounts):

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	3,781,393	$54,205	13,587,017	$195,182
Distributions reinvested	251,538	3,621	471,125	6,788
Share repurchases, net of early repurchase deduction	(1,820,427)	(26,182)	(2,040,160)	(29,386)
Total	2,212,504	$31,644	12,017,982	$172,584
Class S:
Proceeds from shares sold	—	$—	6,095	$88
Distributions reinvested	141	2	141	2
Share repurchases, net of early repurchase deduction	—	—	—	—
Total	141	$2	6,236	$90

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	6,575,403	$95,352	9,107,146	$132,245
Distributions reinvested	80,181	1,166	141,824	2,076
Share repurchases, net of early repurchase deduction	(7,417)	(143)	(7,417)	(143)
Total	6,648,167	$96,375	9,241,553	$134,178

There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during the three and six months ended June 30, 2026 and 2025:

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2026	$14.42	$—	$—
February 28, 2026	$14.44	$—	$—
March 31, 2026	$14.38	$14.38	$—
April 30, 2026	$14.37	$14.37	$—
May 31, 2026	$14.33	$14.33	$—
June 30, 2026	$14.30	$14.30	$—

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2025	$14.58	$—	$—
February 28, 2025	$14.57	$—	$—
March 31, 2025	$14.55	$—	$—
April 30, 2025	$14.52	$—	$—
May 31, 2025	$14.48	$—	$—
June 30, 2025	$14.49	$—	$—
(1)
There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
April 24, 2026	April 30, 2026	May 18, 2026	0.1192	6,873	0.1088	1
May 29, 2026	May 29, 2026	June 18, 2026	0.1191	6,735	0.1077	1
June 29, 2026	June 29, 2026	July 20, 2026	0.1149	6,572	0.1045	1
			$0.7123	$37,660	$0.4330	$4
(1)
Class S distribution per share amounts are presented net of shareholder servicing and/or distribution fees.

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599	—	—
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799	—	—
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991	—	—
			$0.7660	$21,307	$—	$—

There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three and six months ended June 30, 2026, $3.6 million and $6.8 million, respectively, was reinvested by stockholders. Of the total distributions paid during the three and six months ended June 30, 2025, $1.2 million and $2.1 million, respectively, was reinvested by stockholders.

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

During the three and six months ended June 30, 2026, the Company repurchased 1,820,427 and 2,040,160, Class I common shares, respectively, for an aggregate of $26.2 million (net of Early Repurchase Deduction) and $29.4 million (net of Early Repurchase Deduction), respectively. During the three and six months ended June 30, 2025, the Company repurchased 7,417 Class I common shares for an aggregate of $0.1 million (net of Early Repurchase Deduction).

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Class I Shares:
Net increase in net assets resulting from operations	$16,022	$9,703	$31,154	$18,442
Weighted average common stock outstanding	57,202,544	30,046,148	53,143,639	27,851,265
Net increase in net assets per share resulting from operations - basic and diluted	$0.28	$0.32	$0.58	$0.66

Class S Shares:
Net increase in net assets resulting from operations	$2	$—	$2	$—
Weighted average common stock outstanding (1)	6,164	—	6,097	—
Net increase in net assets per share resulting from operations - basic and diluted	$0.25	$—	$0.29	$—
(1)
There were no Class S shares outstanding for the three and six months ended June 30, 2025.

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of June 30, 2026 and December 31, 2025, the total unfunded commitments were $348.0 million and $383.8 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Six months ended June 30, 2026
	Class I	Class S (8)
Per Share Data:
Net asset value at beginning of period	$14.43	$—
Initial issuance of Class S shares (8)	—	14.44
Results of operations:
Net investment income (1)	0.71	0.43
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.13)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.58	0.29
Distributions declared (3)
Distributions from net investment income	(0.71)	(0.43)
Net (decrease) in net assets resulting from distributions	(0.71)	(0.43)
Net asset value at end of period	$14.30	$14.30

Total return based on net asset value (4)	4.1%	2.1%
Shares outstanding, end of period	58,942,078	6,236
Weighted average shares outstanding	53,143,639	6,097

Ratio/Supplemental Data:
Net assets at end of period	$843,077	$89
Annualized ratio of net expenses to average net assets (5)	10.9%	11.2%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	11.6%	12.1%
Annualized ratio of net investment income to average net assets (5)	9.8%	8.9%
Portfolio turnover rate (7)	4.2%	4.2%
Asset coverage ratio, end of period	177.3%	177.3%

Capital Commitments Data:
Capital commitments, end of period	$1,184,401	$438
Funded capital commitments, end of period	$871,028	$88
% of capital commitments funded	73.5%	20.1%

	Six months ended June 30, 2025
	Class I	Class S
Per Share Data:
Net asset value at beginning of period	$14.60	$—
Results of operations:
Net investment income (1)	0.77	—
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.11)	—
Net increase (decrease) in net assets resulting from operations	0.66	—
Distributions declared (3)
Distributions from net investment income	(0.77)	—
Net (decrease) in net assets resulting from distributions	(0.77)	-
Net asset value at end of period	$14.49	$-

Total return based on net asset value (4)	4.6%	0.0%
Shares outstanding, end of period	33,654,712	—
Weighted average shares outstanding	27,851,265	—

Ratio/Supplemental Data:
Net assets at end of period	$487,694	$—
Annualized ratio of net expenses to average net assets (5)	11.9%	0.0%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.1%	0.0%
Annualized ratio of net investment income to average net assets (5)	10.4%	0.0%
Portfolio turnover rate (7)	3.6%	0.0%
Asset coverage ratio, end of period	177.9%	0.0%

Capital Commitments Data:
Capital commitments, end of period	$890,042	$—
Funded capital commitments, end of period	$487,214	$—
% of capital commitments funded	54.7%	0.0%

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
(6)
Voluntary waivers include expense support.
(7)
The turnover rate is derived by dividing the lesser of cash paid for purchases of new investments or proceeds received for investments fully repaid during the period by the average fair value of investments during the period.
(8)
The date of the first sale of Class S shares was March 2, 2026.

There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

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

July and August 2026 Subscriptions

The Company received $23.4 million ($11.8 million of which was received prior to June 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Class I and Class S common stock for subscriptions effective July 1, 2026 and August 3, 2026.

Share Repurchase Program

On July 1, 2026, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of March 31, 2026 tendered by shareholders by 11:59 p.m., Eastern Time, on July 30, 2026 and not withdrawn. On or about August 6, 2026, the Company repurchased 761,320 Class I common shares for an aggregate of $10.9 million (net of Early Repurchase Deduction) pursuant to the terms of the tender offer, which represents 1.34% of the net asset value as of March 31, 2026.

July 2026 Distributions

On July 31, 2026 the Company’s Board of Directors declared a distribution of $0.1185 per Class I share and $0.1082 per Class S share, which is payable on August 18, 2026 to shareholders of record as of the close of business on July 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and Part II, Item 1A of this report and elsewhere in this report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in economic, industry, or political conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies, government regulation and artificial intelligence (“AI”);
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

We assess the risks and opportunities of our prospective and existing investments, including those related to AI. During the evaluation of investments, we assess our borrower’s AI-implementation plans. Nevertheless, companies that are slower to adapt could face material disruption or shifting customer expectations. Please also see the discussion under “Risk Factors – The development and use of artificial intelligence present risks and challenges that could adversely impact our business, financial condition, and results of operations” and “Artificial Intelligence and Machine Learning Developments may adversely affect our business” in Part I, Item 1A in the 2025 Form 10-K.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and six months ended June 30, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,783,987	$877,981	$1,576,277	$773,069
New investments purchased	185,498	221,082	419,578	351,039
Net accretion of discount on investments	846	574	1,643	1,144
Payment-in-kind interest and fees capitalized	1,353	248	2,519	651
Net realized gain (loss) on investments	470	90	669	525
Investments repaid	(57,311)	(12,479)	(85,843)	(38,932)
Total investments, end of period	$1,914,843	$1,087,496	$1,914,843	$1,087,496

Portfolio Companies at beginning of period	103	58	96	50
Number of new Portfolio Companies	7	14	15	24
Number of exited Portfolio Companies	(1)	(1)	(2)	(3)
Portfolio Companies at end of period	109	71	109	71

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 was as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	8.9%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.0%	9.1%
Weighted average EBITDA (2)	$237	$226
Weighted average loan-to-value (“LTV”) (3)	39%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.9%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of June 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our 2025 Form 10-K and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investment income	$42,969	$24,568	$80,849	$45,651
Net expenses	22,887	13,132	43,295	24,250
Net investment income	20,082	11,436	37,554	21,401
Net realized gain (loss)	470	90	669	525
Net change in unrealized appreciation (depreciation)	(4,528)	(1,823)	(7,067)	(3,484)
Net increase in net assets resulting from operations	$16,024	$9,703	$31,156	$18,442

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

Investment Income

Investment income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$40,331	$23,735	$76,334	$43,699
Payment-in-kind interest income	1,349	179	2,530	633
Other income	1,289	654	1,985	1,319
Total investment income	$42,969	$24,568	$80,849	$45,651

For the three months ended June 30, 2026 and 2025, total investment income was $43.0 million and $24.6 million, respectively, and for the six months ended June 30, 2026 and 2025, total investment income was $80.8 million and $45.7 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $1.9 billion at June 30, 2026 from $1.1 billion at June 30, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and other financing expenses	$16,204	$10,317	$31,449	$19,069
Management fees	2,593	1,377	4,901	2,535
Income-based incentive fees	2,824	1,431	5,170	2,639
Reimbursable expenses to Adviser	1,268	—	1,779	—
Other general and administrative expenses	1,580	1,425	3,141	2,933
Total expenses before expense support	24,469	14,550	46,440	27,176
Expense support	(1,582)	(1,418)	(3,145)	(2,926)
Net expenses	$22,887	$13,132	$43,295	$24,250

For the three months ended June 30, 2026 and 2025, net expenses were $22.9 million and $13.1 million, respectively, and for the six months ended June 30, 2026 and 2025, net expenses were $43.3 million and $24.3 million, respectively, all primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

For the three months ended June 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $16.2 million and $10.3 million, respectively was driven by $1.1 billion and $582.5 million, respectively, of average debt outstanding.

For the six months ended June 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $31.4 million and $19.1 million, respectively was driven by $1.0 billion and $536.0 million, respectively, of average debt outstanding.

Management fees

For the three months ended June 30, 2026 and 2025, management fees were $2.6 million and $1.4 million, respectively. For the six months ended June 30, 2026 and 2025, management fees were $4.9 million and $2.5 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter.

Incentive fees

For the three months ended June 30, 2026 and 2025, total incentive fees were $2.8 million and $1.4 million, respectively. For the six months ended June 30, 2026 and 2025, total incentive fees were $5.2 million and $2.6 million, respectively.

Reimbursable expenses to Adviser

During the three and six months ended June 30, 2026, the Company recorded expenses reimbursable to the Adviser of $1.3 million and $1.8 million, respectively, under the Expense Support and Conditional Reimbursement Agreement. During the three and six months ended June 30, 2025, the Company did not have any obligation to make a Reimbursement Payment.

Expense support

For the three months ended June 30, 2026 and 2025, the Company received $1.6 million and $1.4 million, respectively, in expense support from the Investment Adviser. For the six months ended June 30, 2026 and 2025, the Company received $3.1 million and $2.9 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2026, we had $0.5 million and $0.7 million, respectively, of realized gains (losses) on investments. For the three and six months ended June 30, 2025, we had $0.1 million and $0.5 million, respectively, of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(4,528)	$(1,823)	$(7,067)	$(3,484)

For the three months ended June 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $2.7 million and $2.4 million, respectively, and gross unrealized depreciation on investments of $7.3 million and $4.2 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(4.5) million and $(1.8) million, respectively on investments. For the six months ended June 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $3.2 million and $2.8 million, respectively, and gross unrealized depreciation on investments of $10.2 million and $6.3 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(7.1) million and $(3.5) million, respectively on investments.

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

As of June 30, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $600 million and a Revolving Credit Facility with a maximum available amount of $125 million. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve as collateral held for the Senior Secured Credit Facility that are all held at JCP BDC SPV I LLC and the amount of principal and interest collections received as well as amounts in reserve held at Jefferies Credit Partners BDC CLO I Ltd. and Jefferies Credit Partners BDC CLO II Ltd.

Debt

As of June 30, 2026, we had an aggregate principal amount of $1.1 billion of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037. The 2026 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2038.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
April 24, 2026	April 30, 2026	May 18, 2026	0.1192	6,873	0.1088	1
May 29, 2026	May 29, 2026	June 18, 2026	0.1191	6,735	0.1077	1
June 29, 2026	June 29, 2026	July 20, 2026	0.1149	6,572	0.1045	1
			$0.7123	$37,660	$0.4330	$4

(1) Class S distribution per share amounts are presented net of shareholder servicing and/or distribution fees.

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599	—	—
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799	—	—
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991	—	—
			$0.7660	$21,307	$—	$—

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three and six months ended June 30, 2026, $3.6 million and $6.8 million, respectively, was reinvested by stockholders. Of the total distributions paid during the three and six months ended June 30, 2025, $1.2 million and $2.1 million, respectively, was reinvested by stockholders.

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

During the three and six months ended June 30, 2026, the Company repurchased 1,820,427 and 2,040,160 Class I common shares, respectively, for an aggregate of $26.2 million (net of Early Repurchase Deduction) and $29.4 million (net of Early Repurchase Deduction), respectively. During the three and six months ended June 30, 2025, the Company repurchased 7,417 Class I common shares for an aggregate of $0.1 million (net of Early Repurchase Deduction).

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

The following table summarizes the total shares issued and proceeds received for the three and six months ended June 30, 2026 and 2025 (in thousands, except share amounts):

	Three months ended June 30, 2026		Six months ended June 30, 2026
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	3,781,393	$54,205	13,587,017	$195,182
Distributions reinvested	251,538	3,621	471,125	6,788
Share repurchases, net of early repurchase deduction	(1,820,427)	(26,182)	(2,040,160)	(29,386)
Total	2,212,504	$31,644	12,017,982	$172,584
Class S:
Proceeds from shares sold	—	$—	6,095	$88
Distributions reinvested	141	2	141	2
Share repurchases, net of early repurchase deduction	—	—	—	—
Total	141	$2	6,236	$90

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	6,575,403	$95,352	9,107,146	$132,245
Distributions reinvested	80,181	1,166	141,824	2,076
Share repurchases, net of early repurchase deduction	(7,417)	(143)	(7,417)	(143)
Total	6,648,167	$96,375	9,241,553	$134,178

There were no Class D shares outstanding for the three and six months ended June 30, 2026. There were no Class S or Class D shares outstanding for the three and six months ended June 30, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any pending or threatened litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors” of our 2025 Form 10-K.

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

As of June 30, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Notes Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Notes Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$38,421	$(21,930)	$16,491
Up 100 basis points	19,211	(10,965)	8,246
Up 50 basis points	9,605	(5,482)	4,123
Down 50 basis points	(9,605)	5,482	(4,123)
Down 100 basis points	(19,211)	10,965	(8,246)
Down 200 basis points	(38,421)	21,930	(16,491)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there are no material changes to our risk factors, as disclosed in our 2025 Form 10-K. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, may fluctuate materially. While the continued investment in software businesses may present opportunities, it may also lead to significant declines in valuation for certain companies, particularly in the event of substantial revenue or profitability declines.

Any demand shifts that negatively affect the long-term fundamentals of these companies, or a market correction that negatively impacts fair market value, could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition (including competition with AI technology), changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources. Portfolio companies could lose market share if competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Investments with software companies comprise a material portion of our portfolio. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, increase liquidity and redemption risk and materially adversely affect our business, financial condition and results of operations. Risk dynamics are monitored as part of our ongoing portfolio surveillance processes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended June 30, 2026 were previously disclosed in its Current Reports on Form 8-K.

For the three months ended June 30, 2026, the Company repurchased 1,820,427 Class I common shares for an aggregate of $26.2 million (net of Early Repurchase Deduction) pursuant to a tender offer that commenced on April 1, 2026, to repurchase up to 5.0% of the Company’s outstanding shares of common stock.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the three months ended June 30, 2026:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum Number of Shares that may yet be Purchased under the Repurchase Plan (4)
April 29, 2026	1,820,427	3.87%	$14.38	March 31, 2026	$(26,182)	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amount shown net of Early Repurchase Deduction.
(3)
Amount includes direct costs of less than $0.1 million.
(4)
All repurchase requests were satisfied in full.

For additional information on our share repurchases, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements— Note 7. Net Assets.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Jefferies Credit Partners BDC Inc.

Date: August 11, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)