Form 10-Q
period 2026-09-30
Jefferies Credit Partners BDC Inc.
filed 2026-11-13
CIK 1959604

g.85n

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2026 was 68,021,694, 38,271, and 0 of Class I shares, Class S shares and Class D shares of common stock, respectively. Common stock outstanding excludes November 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statements of Assets and Liabilities

(In thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $2,063,866 and $1,576,277, at September 30, 2026 and December 31, 2025, respectively)	$2,054,318	$1,574,901
Cash and cash equivalents	9,581	8,636
Restricted cash	51,840	31,481
Interest receivable	8,149	7,321
Deferred financing costs	6,512	7,157
Deferred offering costs	—	190
Due from Investment Adviser	1,644	555
Prepaid expenses and other assets	233	528
Total assets	$2,132,277	$1,630,769
Liabilities
Debt, net of debt issuance costs and unamortized original issue discount of $4,952 and $2,090, at September 30, 2026 and December 31, 2025, respectively	$1,127,735	$919,149
Subscriptions received in advance	6,460	12,504
Distributions payable	7,602	5,504
Interest payable	17,053	10,510
Management fees payable	2,857	2,038
Income based incentive fees payable	2,949	2,223
Due to Investment Adviser	642	511
Accrued expenses and other liabilities	2,080	1,330
Total liabilities	$1,167,378	$953,769
Commitments and contingencies (Note 9)
Total net assets	$964,899	$677,000
Net Assets
Common shares, par value $0.001 (67,513,140 and 46,924,095, shares issued and outstanding, at September 30, 2026 and December 31, 2025, respectively)	$68	$47
Additional paid-in capital	977,614	682,413
Accumulated distributed earnings (losses)	(12,783)	(5,460)
Total net assets	$964,899	$677,000

Net Asset Value Per Share (1)
Class I Shares:
Net assets	$964,355	$677,000
Common shares outstanding ($0.001 par value, 600,000,000 and 600,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively)	67,475,042	46,924,095
Net asset value per share	$14.29	$14.43
Class S Shares:
Net assets	$544	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively)	38,098	—
Net asset value per share	$14.29	$—
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, 200,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively)	—	—
Net asset value per share	$—	$—

(1)
There were no Class D shares outstanding as of September 30, 2026. There were no Class S or Class D shares outstanding as of December 31, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Operations (Unaudited)

(In thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments
Interest income	$42,617	$28,852	$118,951	$72,551
Payment-in-kind interest income	1,480	553	4,010	1,186
Other income	606	744	2,591	2,063
Total investment income	44,703	30,149	125,552	75,800
Operating Expenses
Interest and other financing expenses	16,603	12,432	48,052	31,501
Management fees	2,857	1,739	7,758	4,274
Income-based incentive fees	2,949	1,830	8,119	4,469
Reimbursable expenses to Adviser	600	—	2,379	—
Other general and administrative expenses	1,652	1,344	4,793	4,277
Total expenses before expense support	24,661	17,345	71,101	44,521
Expense support	(1,644)	(1,344)	(4,789)	(4,270)
Net expenses	23,017	16,001	66,312	40,251
Net investment income	21,686	14,148	59,240	35,549
Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation)
Net realized gain (loss):
Non-controlled/non-affiliated investments	274	—	943	525
Net realized gain (loss)	274	—	943	525
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,105)	(2,131)	(8,172)	(5,615)
Net change in unrealized appreciation (depreciation)	(1,105)	(2,131)	(8,172)	(5,615)
Net realized gain (loss) and change in unrealized appreciation (depreciation)	(831)	(2,131)	(7,229)	(5,090)
Net Increase in Net Assets Resulting from Operations	$20,855	$12,017	$52,011	$30,459

Class I Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.33	$0.34	$0.92	$1.00
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	62,336,786	35,733,434	56,241,696	30,507,527
Class S Shares:
Net Increase in Net Assets Per Share Resulting from Operations - Basic and Diluted (Note 8)	$0.31	$—	$0.68	$—
Weighted Average Common Stock Outstanding - Basic and Diluted (Note 8)	35,335	—	18,666	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Changes in Net Assets (Unaudited)

(In thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations
Net investment income	$21,686	$14,148	$59,240	$35,549
Net realized gains (losses)	274	—	943	525
Net change in unrealized appreciation (depreciation)	(1,105)	(2,131)	(8,172)	(5,615)
Net increase in net assets resulting from operations	20,855	12,017	52,011	30,459

Distributions to Shareholders (1)
Class I	(21,660)	(13,583)	(59,320)	(34,890)
Class S	(10)	—	(14)	—
Class D	—	—	—	—
Net decrease in net assets resulting from distributions to shareholders	(21,670)	(13,583)	(59,334)	(34,890)

Capital Share Transactions (1)
Class I:
Issuance of common shares	129,376	124,840	324,558	257,085
Distributions reinvested	3,648	2,017	10,436	4,093
Repurchase of common shares, net of early repurchase deduction	(10,932)	(297)	(40,318)	(440)
Net increase in net assets resulting from share transactions	122,092	126,560	294,676	260,738
Class S:
Issuance of common shares	450	—	538	—
Distributions reinvested	6	—	8	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	456	—	546	—
Class D:
Issuance of common shares	—	—	—	—
Distributions reinvested	—	—	—	—
Repurchase of common shares, net of early repurchase deduction	—	—	—	—
Net increase in net assets resulting from share transactions	—	—	—	—

Net Assets
Total increase (decrease) in net assets during the period	121,733	124,994	287,899	256,307
Net Assets, beginning of period	843,166	487,694	677,000	356,381
Net Assets at End of Period	$964,899	$612,688	$964,899	$612,688

(1)
There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Statement of Cash Flows (Unaudited)

(In thousands, except for share and per share data)

	Nine months ended September 30,
	2026	2025
Operating Activities
Net increase in net assets resulting from operations	$52,011	$30,459
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(943)	(525)
Net change in unrealized (appreciation) depreciation on investments	8,172	5,615
Net accretion of discount and amortization of premium	(2,522)	(1,903)
Amortization of deferred financing costs	1,982	1,767
Amortization of debt issuance costs	495	386
Amortization of offering costs	190	221
Payment-in-kind interest and fees capitalized	(3,891)	(1,089)
Purchase of investments	(597,381)	(600,978)
Proceeds from sale of investments and principal repayments	117,148	44,300
Changes in assets and liabilities:
Interest receivable	(828)	(2,175)
Due from Investment Adviser	(1,089)	3
Prepaid expenses and other assets	295	57
Management fees payable	819	1,347
Incentive fees payable	726	1,829
Interest payable	6,543	7,309
Due to Investment Adviser	131	—
Accrued expenses and other liabilities	384	758
Net Cash Used in Operating Activities	(417,758)	(512,619)
Financing Activities
Issuance of CLO Notes	261,886	272,000
Borrowings on debt	701,750	574,400
Repayments on debt	(753,302)	(551,448)
Financing costs paid and deferred	(1,206)	(294)
Debt issuance costs paid and deferred	(2,008)	(2,568)
Offering costs paid and deferred	—	(314)
Subscriptions received in advance	6,460	26,015
Proceeds from issuance of common shares	312,592	249,998
Repurchase of common shares, net of early repurchase deduction	(40,318)	(440)
Distributions paid to shareholders	(46,792)	(31,118)
Net Cash Provided by Financing Activities	439,062	536,231
Cash and Cash Equivalents and Restricted Cash
Net increase (decrease) in cash and cash equivalents and restricted cash	21,304	23,612
Cash and cash equivalents and restricted cash, beginning of period	40,117	24,109
Cash and cash equivalents and restricted cash, end of period	$61,421	$47,721

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$39,033	$22,039
Accrued but unpaid deferred financing costs	141	11
Distributions payable	7,602	4,539
Accrued but unpaid debt issuance costs	325	90
Accrued but unpaid offering costs	—	88
Distributions reinvested in common shares	10,444	4,093

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$9,581	$8,636
Restricted cash	51,840	31,481
Cash and cash equivalents and restricted cash	$61,421	$40,117

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Aerospace & Defense
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Term Loan	S + 4.25%	11/29/2030	$2,720	$2,695	$2,720		9
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	S + 4.25%	11/29/2030	32	25	32		8,26
Altitude HoldCo Limited	First Lien Term Loan	S + 4.75%	9/2/2033	6,799	6,731	6,731		9,22
Altitude US Buyer, LLC	First Lien Term Loan	S + 4.75%	9/2/2033	10,198	10,097	10,096		9
Altitude US Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/2/2033	—	(44)	(88)		26
Altitude US Buyer, LLC	First Lien Revolver	S + 4.75%	9/2/2033	—	(5)	(5)		26
PPW Aero Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	2,926	2,900	2,925		9
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/30/2031	2,005	1,954	2,005		9,26
PPW Aero Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	206	203	206		9,26
Titan BW Borrower L.P.	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	7/26/2032	17,673	17,525	17,673		9
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	S + 4.50%	7/26/2032	870	861	870		9,26
Titan BW Borrower L.P.	First Lien Revolver	S + 4.50%	7/26/2032	—	(3)	—		26
West Star Aviation Acquisition, LLC	First Lien Term Loan	S + 4.50%	5/20/2032	21,653	21,515	21,653		8
West Star Aviation Acquisition, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	5/20/2032	3,486	3,460	3,486		8,26
West Star Aviation Acquisition, LLC	First Lien Revolver	S + 4.50%	5/20/2032	113	111	113		8,26
Zenith AcquisitionCo, LLC	First Lien Term Loan	S + 4.50%	1/13/2033	10,982	10,931	10,982		9
Zenith AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	1/13/2033	254	241	254		9,26
Zenith AcquisitionCo, LLC	First Lien Revolver	S + 4.50%	1/13/2033	—	(2)	—		26
					79,195	79,653	8.3%
Air Freight & Logistics
Auctane, Inc.	First Lien Term Loan	S + 5.75%	6/1/2033	5,913	5,828	5,825		9
Capstone Acquisition Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/12/2029	11,465	11,331	11,465		8
Capstone Acquisition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/12/2029	1,861	1,851	1,861		8
SEKO Global Logistics Network, LLC	First Lien Term Loan, Last-out	S + 7.00% PIK	5/27/2030	4,244	4,084	4,244		9
Zeppelin Holdco II, LP	First Lien Term Loan	S + 4.75%	8/2/2032	8,795	8,719	8,795		9
Zeppelin Holdco II, LP	First Lien Delayed Draw Term Loan	S + 4.75%	8/2/2032	—	(9)	—		26
Zeppelin Holdco II, LP	First Lien Revolver	S + 4.75%	8/2/2032	152	148	152		9,26
					31,952	32,342	3.4%
Chemicals
ASP Meteor Acquisition Co LLC	First Lien Term Loan	S + 5.75%	9/1/2029	3,960	3,868	3,950		9
ASP Meteor Acquisition Co LLC	First Lien Delayed Draw Term Loan	S + 5.75%	9/1/2029	2,868	2,783	2,861		9
Aurora Plastics, LLC	First Lien Term Loan	S + 4.75%	8/12/2030	7,279	7,077	7,243		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	1,447	1,372	1,439		8
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/12/2030	—	(2)	(3)		26
					15,098	15,490	1.6%
Commercial Services & Supplies
Cobalt Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/13/2031	86	29	(13)		9,26
Firebird Acquisition Corp, Inc	First Lien Term Loan	S + 5.00% (includes 2.75% PIK)	2/2/2032	11,845	11,800	11,845		9
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	2/2/2032	4,579	4,555	4,579		9,26
Firebird Acquisition Corp, Inc	First Lien Revolver	S + 4.50%	2/2/2032	—	(1)	—		26
Geo TopCo Corporation	First Lien Term Loan	S + 4.50%	10/15/2031	18,407	18,263	18,407		9
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	10/15/2031	4,005	3,962	4,005		20,26
Geo TopCo Corporation	First Lien Revolver	S + 4.50%	10/15/2031	84	81	84		9,26
Hercules Borrower LLC	First Lien Term Loan	S + 4.75%	12/15/2028	4,810	4,777	4,798		9
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/15/2028	—	(24)	(18)		26
NRO Holdings III Corp.	First Lien Term Loan	S + 5.25%	7/15/2031	486	479	481		10
NRO Holdings III Corp.	First Lien Delayed Draw Term Loan	S + 5.25%	7/15/2031	154	151	152		10

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Commercial Services & Supplies, continued
NRO Holdings III Corp.	First Lien Revolver	S + 5.25%	7/15/2030	$23	$22	$23		9,26
Pearl Acquisition Buyer, Inc.	First Lien Term Loan	S + 4.50%	12/31/2032	24,953	24,840	24,953		9
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/31/2032	—	(16)	—		26
Pearl Acquisition Buyer, Inc.	First Lien Revolver	S + 4.50%	12/31/2032	172	170	172		9,26
Pike Corporation	First Lien Term Loan	S + 4.25%	12/20/2032	27,859	27,729	27,859		8
Pike Corporation	First Lien Delayed Draw Term Loan	S + 4.25%	12/20/2032	1,009	997	1,009		8,26
Pike Corporation	First Lien Revolver	S + 4.25%	12/20/2032	—	(2)	—		26
Polyphase Elevator Holding Co	First Lien Term Loan	S + 5.00%	11/24/2032	21,275	21,127	21,275		9
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	S + 5.00%	11/24/2032	2,560	2,540	2,560		9,26
Polyphase Elevator Holding Co	First Lien Revolver	S + 5.00%	11/24/2032	—	(3)	—		26
Populous Global II, LLC	First Lien Term Loan	S + 4.50%	4/12/2032	21,753	21,569	21,753		9
Populous Global II, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(5)	—		26
Populous Global II, LLC	First Lien Revolver	S + 4.50%	4/11/2031	—	(3)	—		26
Qinetic, Inc.	First Lien Term Loan	S + 4.75%	4/29/2033	9,348	9,259	9,278		9
Qinetic, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/29/2033	—	(11)	(20)		26
Qinetic, Inc.	First Lien Revolver	S + 4.75%	4/29/2033	—	(5)	(4)		26
Ultra Bidco, LLC	First Lien Term Loan	S + 4.75%	8/31/2033	26,953	26,685	26,683		9
Ultra Bidco, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	8/31/2033	—	(8)	(17)		26
Ultra Bidco, LLC	First Lien Revolver	S + 4.75%	8/31/2033	—	(5)	(5)		26
					178,952	179,839	18.6%
Diversified Consumer Services
Any Hour LLC	First Lien Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	16,471	16,305	13,588		9,24
Any Hour LLC	First Lien Delayed Draw Term Loan	S + 5.75% (includes 3.25% PIK)	5/23/2030	466	461	385		9,24
Any Hour LLC	First Lien Revolver	S + 5.75% (includes 3.25% PIK)	5/23/2030	326	323	264		9,24,26
Apex Service Partners, LLC	First Lien Term Loan	S + 5.00%	10/24/2030	5,674	5,629	5,674		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	10/24/2030	16,705	16,576	16,705		9
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	10/24/2030	15,161	15,010	15,068		9,26
Barbri Holdings, Inc.	First Lien Term Loan	S + 4.75%	4/30/2030	21,540	21,462	21,540		9
KL Stockton Intermediate II, LLC	First Lien Term Loan	13.00% PIK	5/23/2031	956	946	239		24
Lido Purchaser, Inc.	First Lien Term Loan	S + 4.75%	4/4/2033	9,802	9,756	9,753		8
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	4/4/2033	—	(7)	(14)		26
National Express Wash Parent Intermediate Holdco, LLC	First Lien Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	25,329	25,146	25,076		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	3,032	3,031	3,001		9
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	S + 6.00% (includes 3.25% PIK)	7/16/2029	—	(40)	(93)		26
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	S + 5.50%	7/16/2029	91	89	88		9,26
PTSH Intermediate Holdings, LLC	First Lien Term Loan	S + 5.00%	1/10/2033	6,147	6,090	6,147		9
Redwood Services, LP	First Lien Term Loan	S + 4.75%	6/16/2032	10,360	10,271	10,283		9
Redwood Services, LP	First Lien Delayed Draw Term Loan	S + 4.75%	6/16/2032	2,323	2,298	2,298		9,26
Redwood Services, LP	First Lien Revolver	S + 4.75%	6/16/2032	—	(3)	(3)		26
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	7/25/2028	4,638	4,605	4,557		10,26
Wrench Group, LLC	First Lien Term Loan	S + 4.75%	9/3/2032	20,504	20,321	20,401		9
Wrench Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	9/3/2032	—	(11)	(14)		26
Wrench Group, LLC	First Lien Revolver	S + 4.75%	9/3/2031	—	(3)	(2)		26
					158,255	154,941	16.1%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Electrical Equipment
AMP Purchaser, LLC	First Lien Term Loan	S + 4.50%	4/1/2033	$36,788	$36,614	$36,788		8
AMP Purchaser, LLC	First Lien Revolver	S + 4.50%	4/1/2033	—	(2)	—		26
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	12,256	12,163	12,256		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	5,216	5,177	5,217		9
Trystar, LLC	First Lien Term Loan	S + 4.25%	8/6/2031	1,373	1,367	1,373		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	6,592	6,539	6,592		9
Trystar, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/6/2031	—	(18)	—		26
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(3)	—		26
Trystar, LLC	First Lien Revolver	S + 4.25%	8/6/2031	—	(2)	—		26
					61,835	62,226	6.4%
Financial Services
Arax Midco, LLC	First Lien Term Loan	S + 5.25%	3/24/2032	31,125	30,978	31,125		9
Arax Midco, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	3/24/2032	—	(16)	—		26
Arax Midco, LLC	First Lien Revolver	S + 5.25%	3/24/2032	—	(2)	—		26
Newedge Capital Group, LLC	First Lien Term Loan	S + 5.00%	8/8/2033	17,449	17,278	17,274		9
Newedge Capital Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	8/8/2033	1,069	1,040	1,021		9,26
Newedge Capital Group, LLC	First Lien Revolver	S + 5.00%	8/8/2033	—	(5)	(5)		26
SitusAMC Holdings Corporation	First Lien Term Loan	S + 5.50%	5/14/2031	24,134	24,033	24,073		9
					73,306	73,488	7.6%
Food Products
Les Aliments Multibar Inc.	First Lien Term Loan	S + 5.75%	4/17/2031	240	237	239		9,21
Nellson Nutraceutical, LLC	First Lien Term Loan	S + 5.75%	4/17/2031	3,496	3,454	3,479		9
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	S + 5.75%	4/17/2031	—	(1)	(1)		26
Nellson Nutraceutical, LLC	First Lien Revolver	P + 4.75%	4/17/2031	112	109	111		15,26
					3,799	3,828	0.4%
Health Care Equipment & Supplies
Avanos Medical, Inc.	First Lien Term Loan	S + 5.00%	7/27/2033	9,435	9,297	9,294		9
Avanos Medical, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	7/27/2033	—	(9)	(21)		26
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	3,547	3,534	3,538		9
Perkinelmer U.S. LLC	First Lien Term Loan	S + 4.50%	3/13/2029	19,397	19,078	19,349		9
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	S + 4.50%	3/13/2029	2,278	2,251	2,246		9,26
Spruce Bidco II Inc.	First Lien Term Loan	C + 4.75%	1/30/2032	CAD 523	356	367		11
Spruce Bidco II Inc.	First Lien Term Loan	S + 4.75%	1/30/2032	21,648	21,383	21,649		9
Spruce Bidco II Inc.	First Lien Term Loan	T + 5.00%	1/30/2032	JPY 56,020	357	356		17
Spruce Bidco II Inc.	First Lien Revolver	S + 4.75%	1/30/2032	101	97	101		10,26
					56,344	56,879	5.9%
Health Care Providers & Services
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	18,867	18,654	18,867		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	4,174	4,158	4,174		8
AB Centers Acquisition Corporation	First Lien Term Loan	S + 5.25%	7/2/2031	1,489	1,479	1,488		8
AB Centers Acquisition Corporation	First Lien Delayed Draw Term Loan	S + 5.25%	7/2/2031	1,704	1,683	1,704		8
AB Centers Acquisition Corporation	First Lien Revolver	S + 5.25%	7/2/2031	—	(5)	—		26
Coding Solutions Acquisition, Inc.	First Lien Term Loan	S + 5.00%	8/7/2031	27,289	27,041	27,289		8
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	8/7/2031	—	(3)	—		26
Coding Solutions Acquisition, Inc.	First Lien Revolver	S + 5.00%	8/7/2031	—	(4)	—		26
Petvet Care Centers, LLC	First Lien Term Loan	S + 6.00%	11/15/2030	21,651	21,354	18,782		8
Petvet Care Centers, LLC	First Lien Revolver	S + 6.00%	11/15/2029	139	135	93		8,26
PPV Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	8/31/2029	6,996	6,943	6,821		9
Quantum Health, Inc.	First Lien Term Loan	S + 4.75%	12/22/2027	13,876	13,805	13,807		9

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Health Care Providers & Services, continued
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	$3,130	$3,104	$3,107		9
RCP Nats Purchaser, LLC	First Lien Term Loan	S + 5.00%	3/19/2032	1,432	1,418	1,421		9
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	3/19/2032	377	372	372		9,26
RCP Nats Purchaser, LLC	First Lien Revolver	S + 5.00%	3/19/2032	—	—	—		26
Solis Mammography Buyer, Inc.	First Lien Term Loan	S + 5.25% (includes 2.50% PIK)	5/31/2032	13,307	13,195	13,307		9
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	5/31/2032	—	(7)	—		26
Solis Mammography Buyer, Inc.	First Lien Revolver	S + 4.75%	5/29/2030	32	29	32		9,26
USHV Management, LLC	First Lien Term Loan	S + 5.00%	9/8/2032	9,571	9,485	9,546		9
USHV Management, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	9/8/2032	—	(2)	(1)		26
USHV Management, LLC	First Lien Revolver	S + 5.00%	9/8/2031	—	(3)	(1)		26
					122,831	120,808	12.5%
Health Care Technology
AGS Health BCP Holdings, Inc	First Lien Term Loan	S + 4.25%	8/2/2032	8,970	8,951	8,971		9
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(3)	—		26
AGS Health BCP Holdings, Inc	First Lien Revolver	S + 4.25%	8/2/2032	—	(1)	—		26
AGS Health BCP LLC	First Lien Term Loan	S + 4.25%	8/2/2032	4,713	4,703	4,713		9
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/2/2032	—	(2)	—		26
AGS Health BCP LLC	First Lien Revolver	S + 4.25%	8/2/2032	—	—	—		26
Brilliance Technologies, Inc.	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	8,957	8,921	8,957		9
Brilliance Technologies, Inc.	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	3/11/2032	14,331	14,269	14,331		9
Brilliance Technologies, Inc.	First Lien Revolver	S + 4.50%	3/11/2032	—	(1)	—		26
DeLorean Purchaser, Inc.	First Lien Term Loan	S + 4.50%	12/16/2031	17,735	17,521	17,469		9
DeLorean Purchaser, Inc.	First Lien Revolver	S + 4.50%	12/16/2031	—	(4)	(5)		26
Kona Buyer, LLC	First Lien Term Loan	S + 4.50%	7/23/2031	13,411	13,310	13,311		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	787	780	781		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	221	220	220		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	6,076	6,049	6,031		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	4,016	3,998	3,986		9
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	7/23/2031	—	(13)	(45)		26
Kona Buyer, LLC	First Lien Revolver	S + 4.50%	7/23/2031	83	78	77		9,26
VaxCare Intermediate II LLC	First Lien Term Loan	S + 4.25%	6/17/2032	10,577	10,486	10,577		9
VaxCare Intermediate II LLC	First Lien Revolver	S + 4.25%	6/17/2032	—	(3)	—		26
					89,259	89,374	9.3%
Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	S + 5.50%	7/29/2031	17,733	17,508	17,733		9
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	S + 5.50%	7/29/2031	—	(8)	—		26
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	S + 5.50%	7/29/2031	166	161	166		8,26
					17,661	17,899	1.9%
Insurance
Galway Borrower LLC	First Lien Term Loan	S + 4.50%	9/29/2028	12,783	12,716	12,783		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	3,978	3,954	3,978		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	241	239	241		9
Galway Borrower LLC	First Lien Delayed Draw Term Loan	S + 4.50%	9/29/2028	2,186	2,157	2,186		9,26
Galway Borrower LLC	First Lien Revolver	S + 4.50%	9/29/2028	56	54	56		9,26

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Insurance, continued
HIG Operations Holdings, Inc.	First Lien Term Loan	S + 4.50%	6/11/2031	$19,549	$19,298	$19,500		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	3,515	3,499	3,506		8
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	6/11/2031	2,706	2,683	2,687		8,26
Integrity Marketing Acquisition, LLC	First Lien Term Loan	S + 5.00%	8/25/2028	21,334	21,219	21,334		9
Integrity Marketing Acquisition, LLC	First Lien Revolver	S + 5.00%	8/25/2028	—	(2)	—		26
Koala Investment Holdings, Inc.	First Lien Term Loan	S + 4.25%	8/30/2032	14,435	14,308	14,291		9
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	8/30/2032	1,150	1,136	1,123		8,26
Koala Investment Holdings, Inc.	First Lien Revolver	S + 4.25%	8/30/2032	—	(3)	(4)		26
SG Acquisition, Inc.	First Lien Term Loan	S + 4.75%	4/3/2030	23,259	23,222	23,259		9
SG Acquisition, Inc.	First Lien Revolver	S + 4.75%	4/3/2030	—	(2)	—		26
World Insurance Associates, LLC	First Lien Term Loan	S + 5.00%	4/3/2030	10,823	10,823	10,823		9
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	4/3/2030	5,194	5,174	5,195		9
World Insurance Associates, LLC	First Lien Revolver	S + 5.00%	4/3/2030	—	—	—		26
					120,475	120,958	12.5%
IT Services
365RM Holdco, LLC	First Lien Term Loan	S + 4.75%	5/6/2033	32,353	32,044	32,030		9
365RM Holdco, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	5/6/2033	—	(11)	(23)		26
365RM Holdco, LLC	First Lien Revolver	S + 4.75%	5/6/2033	—	(5)	(5)		26
ManTech International Corporation	First Lien Term Loan	S + 4.50%	9/14/2029	3,281	3,281	3,281		9
ManTech International Corporation	First Lien Delayed Draw Term Loan	S + 4.50%	9/14/2029	45	45	45		9
Redwood Services Group, LLC	First Lien Term Loan	S + 5.00%	6/15/2029	12,533	12,356	12,533		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	3,090	3,047	3,090		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/15/2029	10,274	10,147	10,274		9
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	6/15/2029	918	957	891		9,26
Saturn Borrower Inc	First Lien Term Loan	S + 6.00%	11/10/2028	5,278	5,230	5,226		9
Saturn Borrower Inc	First Lien Revolver	S + 6.00%	11/10/2028	117	114	113		9,26
Tau Buyer, LLC	First Lien Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	13,814	13,704	12,778		9
Tau Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00% (includes 2.50% PIK)	2/2/2032	3,171	3,145	2,934		9
Tau Buyer, LLC	First Lien Revolver	S + 4.50%	2/2/2032	180	177	153		9,26
Vensure Employer Services Inc.	First Lien Term Loan	S + 5.00%	9/29/2031	13,494	13,367	13,359		9
Vensure Employer Services Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	9/29/2031	—	(71)	(160)		26
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	8,537	8,517	8,537		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	21,141	20,974	21,141		9
Victors Purchaser, LLC	First Lien Term Loan	S + 4.25%	12/23/2032	30	30	30		9
Victors Purchaser, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	12/23/2032	—	(13)	—		26
Victors Purchaser, LLC	First Lien Revolver	S + 4.25%	12/23/2032	78	73	78		8,26
Wellness AcquisitionCo, Inc.	First Lien Term Loan	S + 4.75%	1/22/2029	4,014	3,999	4,015		9
					131,107	130,320	13.5%
Life Sciences Tools & Services
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	24,654	24,560	24,654		8
Advarra Holdings, Inc	First Lien Term Loan	S + 4.50%	9/15/2031	4,593	4,573	4,593		8
Advarra Holdings, Inc	First Lien Delayed Draw Term Loan	S + 4.50%	9/15/2031	—	—	—		25
Bracket Intermediate Holding Corp.	First Lien Term Loan	S + 5.50%	10/16/2031	26,140	25,916	26,088		9
Bracket Intermediate Holding Corp.	First Lien Revolver	S + 5.00%	10/16/2031	200	196	199		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	15,280	15,202	15,280		9
Packaging Coordinators Midco, Inc.	First Lien Term Loan	S + 5.00%	10/15/2032	351	351	351		9
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	4	—		26
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	—	(6)	—		26

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Life Sciences Tools & Services, continued
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	10/15/2032	$78	$78	$78		9,26
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	SN + 5.00%	10/15/2032	£274	357	362		16
Packaging Coordinators Midco, Inc.	First Lien Revolver	S + 5.00%	10/15/2032	37	33	37		8,26
Signant Finance One Limited	First Lien Term Loan	S + 5.50%	10/16/2031	11,510	11,411	11,487		9,22
Signant Finance One Limited	First Lien Delayed Draw Term Loan	S + 5.00%	10/16/2031	—	(15)	(9)		22,26
Signant Finance One Limited	First Lien Revolver	S + 5.00%	10/16/2031	—	—	—		22,26
Titan Luxco I SARL	First Lien Term Loan	S + 5.00%	6/14/2032	9,183	9,104	9,183		10
Titan Luxco I SARL	First Lien Term Loan	E + 5.00%	6/14/2032	€338	388	381		14
Titan Luxco I SARL	First Lien Delayed Draw Term Loan	S + 5.00%	6/14/2032	174	163	174		10,26
Titan Luxco I SARL	First Lien Revolver	S + 5.00%	6/12/2031	243	241	243		10,26
Titan Luxco I SARL	First Lien Revolver	E + 5.00%	6/12/2031	€99	114	115		13,26
					92,670	93,216	9.7%
Machinery
Harvey Tool Company, LLC	First Lien Term Loan	S + 4.50%	8/6/2032	14,122	14,122	14,122		9
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	S + 4.50%	8/6/2032	—	(23)	—		26
Harvey Tool Company, LLC	First Lien Revolver	S + 4.50%	8/6/2032	—	(2)	—		26
					14,097	14,122	1.5%
Media
Future Bidco Limited	First Lien Term Loan	S + 5.38%	12/11/2031	399	399	399		7,22,23
Future US Bidco, Inc.	First Lien Term Loan	S + 5.38%	12/11/2031	23,031	23,031	23,031		7,23
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	S + 5.38%	12/11/2031	—	—	—		23,26
ICR, LLC	First Lien Term Loan	S + 4.75%	3/26/2032	17,859	17,692	17,859		9
ICR, LLC	First Lien Revolver	S + 4.75%	3/26/2032	—	(4)	—		26
London Buyer, LLC	First Lien Term Loan	S + 5.00%	6/24/2033	19,800	19,640	19,602		9
London Buyer, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	6/24/2033	—	(10)	(22)		26
London Buyer, LLC	First Lien Revolver	S + 5.00%	6/24/2033	—	(5)	(5)		26
Real Chemistry Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	15,618	15,553	15,619		10
Real Chemistry Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	5,345	5,320	5,345		10,26
Real Chemistry Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		26
Swoop Intermediate III, Inc.	First Lien Term Loan	S + 4.50%	4/12/2032	12,965	12,912	12,965		9
Swoop Intermediate III, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	4/12/2032	—	(3)	—		26
Swoop Intermediate III, Inc.	First Lien Revolver	S + 4.50%	4/12/2032	—	(1)	—		26
					94,523	94,793	9.8%
Pharmaceuticals, Biotechnology & Life Sciences
Falcon Parent Holdings, Inc.	First Lien Term Loan	S + 5.50% (includes 2.75% PIK)	11/6/2031	3,812	3,795	3,793		9
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 5.00%	11/6/2031	—	(24)	(11)		26
					3,771	3,782	0.4%
Professional Services
AVSC Holding Corp.	First Lien Term Loan	S + 5.00%	12/5/2031	17,734	17,450	17,734		8
AVSC Holding Corp.	First Lien Revolver	S + 5.00%	12/5/2029	143	138	143		8,26
Carr, Riggs and Ingram Capital, LLC	First Lien Term Loan	S + 4.25%	11/18/2031	8,711	8,642	8,690		9
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	11/18/2031	2,001	1,975	1,990		9,26
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	S + 4.50%	11/18/2031	109	107	108		9,26
Chartwell Cumming Holding Corporation	First Lien Term Loan	S + 4.75%	6/16/2033	33,922	33,533	33,922		9
Chartwell Cumming Holding Corporation	First Lien Revolver	S + 4.75%	6/16/2033	—	(1)	—		26

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Professional Services, continued
Conservice Midco LLC	First Lien Term Loan	S + 4.25%	2/25/2033	$39,908	$39,721	$39,908		9
Conservice Midco LLC	First Lien Revolver	S + 4.25%	2/25/2033	—	(2)	—		26
Deerfield Dakota Holding, LLC	First Lien Term Loan	S + 5.75% (includes 2.75% PIK)	9/13/2032	36,239	35,925	36,148		9
Deerfield Dakota Holding, LLC	First Lien Revolver	S + 5.25%	9/13/2032	138	135	137		8,26
Denali Intermediate Holdings Inc	First Lien Term Loan	S + 5.50%	8/26/2032	19,262	19,092	19,262		8
Denali Intermediate Holdings Inc	First Lien Revolver	S + 5.50%	8/26/2032	116	114	117		8,26
Denali Topco LLC	First Lien Term Loan	S + 4.25%	8/26/2032	9,576	9,492	9,576		9
Denali Topco LLC	First Lien Delayed Draw Term Loan	S + 4.25%	8/26/2032	—	(8)	—		26
Denali Topco LLC	First Lien Revolver	S + 4.25%	8/26/2032	—	(3)	—		26
Eclipse Buyer, Inc.	First Lien Term Loan	S + 4.50%	9/5/2031	13,428	13,325	13,428		9
Eclipse Buyer, Inc.	First Lien Revolver	S + 4.50%	9/5/2031	—	(3)	—		26
Foreside Financial Group, LLC	First Lien Term Loan	S + 5.25%	10/1/2029	6,986	6,901	6,952		9
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	S + 5.25%	10/1/2029	43	31	30		9,26
Foreside Financial Group, LLC	First Lien Revolver	S + 5.25%	10/1/2029	—	(5)	(3)		26
IG Investments Holdings, LLC	First Lien Term Loan	S + 5.00%	9/22/2028	14,840	14,717	14,840		9
IG Investments Holdings, LLC	First Lien Revolver	S + 5.00%	9/22/2028	—	(1)	—		26
IRI Group Holdings, Inc.	First Lien Term Loan	S + 4.25%	12/1/2029	16,310	16,060	16,310		8
IRI Group Holdings, Inc.	First Lien Revolver	S + 4.25%	12/1/2028	—	(3)	—		26
					217,332	219,292	22.7%
Real Estate Management & Development
Atlas US Finco, Inc.	First Lien Term Loan	S + 4.50%	12/10/2029	15,880	15,819	15,642		9
Atlas US Finco, Inc.	First Lien Revolver	S + 4.50%	12/11/2028	—	(1)	(6)		26
Vacation Rental Brands, LLC	First Lien Term Loan	S + 4.75%	5/6/2032	27,159	26,922	26,548		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 4.75%	5/6/2032	4,438	4,398	4,338		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 4.75%	5/6/2032	2,680	2,655	2,619		9,25
Vacation Rental Brands, LLC	First Lien Term Loan	S + 5.00%	5/6/2032	2,494	2,444	2,444		8,25
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 4.75%	5/6/2032	—	(11)	(70)		25,26
Vacation Rental Brands, LLC	First Lien Delayed Draw Term Loan	S + 5.00%	5/6/2032	—	(25)	(50)		25,26
Vacation Rental Brands, LLC	First Lien Revolver	S + 4.75%	5/6/2031	—	(3)	(8)		25,26
					52,198	51,457	5.3%
Software
Aptean, Inc.	First Lien Term Loan	S + 4.75%	1/30/2031	20,875	20,776	20,771		9
Aptean, Inc.	First Lien Delayed Draw Term Loan	S + 4.75%	1/30/2031	—	(2)	(2)		26
Aptean, Inc.	First Lien Revolver	P + 3.75%	1/30/2031	212	210	210		15,26
Bluefin Holding, LLC	First Lien Term Loan	S + 4.25%	9/12/2029	2,673	2,667	2,659		9
Bluefin Holding, LLC	First Lien Revolver	S + 4.25%	9/12/2029	—	—	(1)		26
Brave Parent Holdings, Inc.	First Lien Term Loan	S + 4.50%	11/29/2030	22,390	22,233	22,278		8
Brave Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/29/2030	7,233	7,203	7,197		8
Brave Parent Holdings, Inc.	First Lien Revolver	S + 4.50%	11/29/2030	—	(2)	(2)		26
Computer Services, Inc.	First Lien Term Loan	S + 4.50%	11/17/2031	26,926	26,810	26,724		9
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(5)	(22)		26
Computer Services, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	11/17/2031	—	(25)	(89)		26
Edition Holdings, Inc.	First Lien Term Loan	S + 4.50%	12/20/2032	21,788	21,695	21,679		8
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	12/20/2032	—	(6)	(16)		26
Edition Holdings, Inc.	First Lien Revolver	S + 4.50%	12/20/2032	—	(1)	(2)		26
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	24,458	24,404	24,458		9
Flexera Software LLC	First Lien Term Loan	E + 4.75%	8/16/2032	€339	396	383		12
Flexera Software LLC	First Lien Term Loan	S + 4.75%	8/16/2032	7,168	7,119	7,168		9
Flexera Software LLC	First Lien Revolver	S + 4.75%	8/16/2032	—	(1)	—		26

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
First Lien Debt Investments
Software, continued
GS AcquisitionCo, Inc.	First Lien Term Loan	S + 5.25%	5/25/2028	$5,069	$5,058	$4,765		9
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	—	(21)	(899)		26
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	S + 5.25%	5/25/2028	939	937	883		9
GS AcquisitionCo, Inc.	First Lien Revolver	S + 5.25%	5/25/2028	352	351	331		9,26
HighLevel Inc	First Lien Term Loan	S + 4.50%	2/23/2033	18,305	18,219	18,213		9
HighLevel Inc	First Lien Revolver	S + 4.50%	2/23/2033	—	(2)	(2)		26
InhabitIQ, Inc.	First Lien Term Loan	S + 4.50%	1/12/2032	11,762	11,714	11,762		8
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	S + 4.50%	1/12/2032	—	(6)	—		26
InhabitIQ, Inc.	First Lien Revolver	S + 4.50%	1/12/2032	—	(1)	—		26
Lobos Parent, Inc.	First Lien Term Loan	S + 4.25%	9/27/2032	12,557	12,473	12,557		9
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	S + 4.25%	9/27/2032	—	(6)	—		26
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	(2)	—		26
Lobos Parent, Inc.	First Lien Revolver	S + 4.25%	9/26/2031	—	(1)	—		26
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Term Loan	S + 5.25%	7/1/2031	37,463	37,153	37,088		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Delayed Draw Term Loan	S + 5.25%	7/1/2031	3,101	3,077	3,070		9
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	S + 5.25%	7/1/2031	33	31	29		9,26
Netwrix Corporation	First Lien Term Loan	S + 4.75%	6/11/2029	19,109	18,758	18,918		9
Netwrix Corporation	First Lien Delayed Draw Term Loan	S + 4.75%	6/11/2029	78	78	71		9,26
OneSource Virtual Inc	First Lien Term Loan	S + 4.50%	1/31/2033	7,732	7,696	7,713		9
OneSource Virtual Inc	First Lien Revolver	S + 4.50%	1/31/2033	—	(2)	(1)		26
Parkmobile LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/6/2030	18,100	18,010	18,010		9
Parkmobile LLC	First Lien Delayed Draw Term Loan	S + 4.75%	12/6/2030	16,250	16,169	16,160		9,26
Rally Buyer, Inc.	First Lien Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	12,980	12,883	11,585		9
Rally Buyer, Inc.	First Lien Delayed Draw Term Loan	S + 6.25% (includes 3.50% PIK)	7/19/2029	2,967	2,942	2,648		9
Sapphire Software Buyer, Inc.	First Lien Term Loan	S + 5.00%	9/30/2031	23,426	23,247	23,191		9
Sapphire Software Buyer, Inc.	First Lien Revolver	S + 5.00%	9/30/2031	—	(3)	(4)		26
Syndigo LLC	First Lien Term Loan	S + 5.00%	9/2/2032	19,398	19,226	19,165		9
Syndigo LLC	First Lien Revolver	S + 5.00%	9/2/2032	63	59	58		9,26
Trading Technologies International, Inc.	First Lien Term Loan	S + 5.00%	11/4/2032	26,509	26,244	26,244		8
					367,752	364,948	37.8%
Trading Companies & Distributors
Blackbird Purchaser, Inc.	First Lien Term Loan	S + 5.75%	12/19/2030	26,776	26,408	26,776		9
Blackbird Purchaser, Inc.	First Lien Revolver	S + 5.75%	12/19/2029	209	204	209		9,26
PT Intermediate Holdings III, LLC	First Lien Term Loan	S + 4.75%	4/9/2030	20,635	20,604	20,635		9
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.25%	7/24/2031	13,947	13,842	13,947		18
Vessco Midco Holdings, LLC	First Lien Term Loan	S + 4.25%	7/24/2031	5,459	5,436	5,459		10
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	7/24/2031	4,649	4,612	4,649		19
Vessco Midco Holdings, LLC	First Lien Delayed Draw Term Loan	S + 4.25%	7/24/2031	895	881	895		10,26
Vessco Midco Holdings, LLC	First Lien Revolver	S + 4.25%	7/24/2031	—	(3)	—		26
					71,984	72,570	7.5%
Total non-controlled-non-affiliated Portfolio Company debt investments (6)					2,054,396	2,052,225	212.7%

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company (5)	Investment Type	Reference Rate and Spread (1)	Maturity Date	Principal / Shares	Cost (2)	Fair Value (3)	% of Net Assets	Footnotes
Non-Controlled/Non-Affiliated Portfolio Company Investments (4)
Equity Investments
Preferred Stock
Professional Services
Eclipse Topco, Inc.	Preferred Stock			50	$601	$598
					601	598
Common Stock
Air Freight & Logistics
Red Griffin TopCo, LLC	Common Stock			1,746	8,435	881
					8,435	881
L.P. Interests
Commercial Services & Supplies
Firebird Co-Invest L.P.	L.P. Interest			—	434	605
Firebird Co-Invest L.P.	L.P. Interest			—	—	9
					434	614
Total non-controlled-non-affiliated Portfolio Company equity investments					9,470	2,093	0.2%
Total non-controlled-non-affiliated Portfolio Company investments					$2,063,866	$2,054,318	212.9%
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
(4)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company’s investments were non-controlled, non-affiliated.
(5)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States.
(6)
Unless otherwise indicated, all funded debt investments are income producing.
(7)
The interest rate on these loans is subject to overnight SOFR, which as of September 30, 2026 was 3.90%.
(8)
The interest rate on these loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91%.
(9)
The interest rate on these loans is subject to 3-month SOFR, which as of September 30, 2026 was 4.08%.
(10)
The interest rate on these loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(11)
The interest rate on these loans is subject to 3-month CORRA, which as of September 30, 2026 was 2.44%.
(12)
The interest rate on these loans is subject to 1-month EURIBOR, which as of September 30, 2026 was 2.50%.
(13)
The interest rate on these loans is subject to 3-month EURIBOR, which as of September 30, 2026 was 2.62%.
(14)
The interest rate on these loans is subject to 6-month EURIBOR, which as of September 30, 2026 was 3.07%.
(15)
The interest rate on these loans is subject to U.S. Prime Rate, which as of September 30, 2026 was 7.00%.
(16)
The interest rate on these loans is subject to SONIA, which as of September 30, 2026 was 3.73%.
(17)
The interest rate on these loans is subject to TONAR which as of September 30, 2026 was 0.98%.
(18)
The interest rate on $8.1 million of principal loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91% and the interest rate on $5.8 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

(19)
The interest rate on $1.4 million of principal loans is subject to 1-month SOFR, which as of September 30, 2026 was 3.91% and the interest rate on $3.2 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(20)
The interest rate on $2.3 million of principal loans is subject to 3-month SOFR, which as of September 30, 2026 was 4.08% and the interest rate on $1.6 million of principal loans is subject to 6-month SOFR, which as of September 30, 2026 was 4.27%.
(21)
The issuer of this investment is domiciled in Canada.
(22)
The issuer of this investment is domiciled in the United Kingdom.
(23)
These investments are first lien, second-out debt facilities.
(24)
This investment is on non-accrual status as of September 30, 2026.
(25)
The Company periodically reviews the industry classifications of its portfolio investments. As of September 30, 2026, the industry classification for the issuer was changed from Software to Real Estate Management & Development.
(26)
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

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

The following table is a listing of the Company’s unfunded commitments as of September 30, 2026:

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
365RM Holdco, LLC	First Lien Delayed Draw Term Loan	5/8/2028	$2,344	$(23)
365RM Holdco, LLC	First Lien Revolver	5/6/2033	500	(5)
AA&D Midco, Inc. (fka GB Eagle Buyer, Inc.)	First Lien Revolver	11/29/2030	766	—
AB Centers Acquisition Corporation	First Lien Revolver	7/2/2031	605	—
AGS Health BCP Holdings, Inc	First Lien Delayed Draw Term Loan	8/2/2027	3,041	—
AGS Health BCP Holdings, Inc	First Lien Revolver	8/2/2032	247	—
AGS Health BCP LLC	First Lien Delayed Draw Term Loan	8/2/2027	1,673	—
AGS Health BCP LLC	First Lien Revolver	8/2/2032	141	—
AMP Purchaser, LLC	First Lien Revolver	4/1/2033	399	—
Any Hour LLC	First Lien Revolver	5/23/2030	31	(5)
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	11/19/2027	3,391	(17)
Aptean, Inc.	First Lien Delayed Draw Term Loan	2/15/2027	398	(2)
Aptean, Inc.	First Lien Revolver	1/30/2031	283	(1)
Arax Midco, LLC	First Lien Delayed Draw Term Loan	3/24/2028	7,049	—
Arax Midco, LLC	First Lien Revolver	3/24/2032	408	—
Altitude US Buyer, LLC	First Lien Delayed Draw Term Loan	3/2/2029	8,815	(88)
Altitude US Buyer, LLC	First Lien Revolver	9/2/2033	500	(5)
Atlas US Finco, Inc.	First Lien Revolver	12/11/2028	378	(6)
Aurora Plastics, LLC	First Lien Delayed Draw Term Loan	4/12/2027	522	(3)
Avanos Medical, Inc.	First Lien Delayed Draw Term Loan	7/27/2028	1,398	(21)
AVSC Holding Corp.	First Lien Revolver	12/5/2029	217	—
Blackbird Purchaser, Inc.	First Lien Revolver	12/19/2029	139	—
Bluefin Holding, LLC	First Lien Revolver	9/12/2029	197	(1)
Brave Parent Holdings, Inc.	First Lien Revolver	11/29/2030	348	(2)
Brilliance Technologies, Inc.	First Lien Revolver	3/11/2032	256	—
Carr, Riggs and Ingram Capital, LLC	First Lien Delayed Draw Term Loan	11/18/2026	2,464	(6)
Carr, Riggs and Ingram Capital, LLC	First Lien Revolver	11/18/2031	131	—
Chartwell Cumming Holding Corporation	First Lien Revolver	6/16/2033	171	—
Cobalt Service Partners, LLC	First Lien Delayed Draw Term Loan	6/23/2028	7,813	(98)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	12/31/2026	1,060	—
Coding Solutions Acquisition, Inc.	First Lien Revolver	8/7/2031	360	—
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	2,915	(22)
Computer Services, Inc.	First Lien Delayed Draw Term Loan	11/15/2027	11,816	(89)
Conservice Midco LLC	First Lien Revolver	2/25/2033	399	—
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	7/29/2027	1,544	1
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolver	7/29/2031	222	—
Deerfield Dakota Holding, LLC	First Lien Revolver	9/13/2032	256	(1)
DeLorean Purchaser, Inc.	First Lien Revolver	12/16/2031	335	(5)
Denali Intermediate Holdings Inc	First Lien Revolver	8/26/2032	272	—
Denali Topco LLC	First Lien Delayed Draw Term Loan	8/28/2028	2,838	—
Denali Topco LLC	First Lien Revolver	8/26/2032	388	—
Eclipse Buyer, Inc.	First Lien Revolver	9/5/2031	360	—
Edition Holdings, Inc	First Lien Delayed Draw Term Loan	12/20/2027	3,151	(16)
Edition Holdings, Inc	First Lien Revolver	12/20/2032	399	(2)
Falcon Parent Holdings, Inc.	First Lien Delayed Draw Term Loan	8/16/2027	2,121	(11)
Firebird Acquisition Corp, Inc	First Lien Delayed Draw Term Loan	2/1/2027	2,147	—
Firebird Acquisition Corp, Inc	First Lien Revolver	2/2/2032	365	—
Firebird Co-Invest L.P.	L.P. Interest		22	8
Flexera Software LLC	First Lien Revolver	8/16/2032	388	—
Foreside Financial Group, LLC	First Lien Delayed Draw Term Loan	6/26/2028	2,526	(13)
Foreside Financial Group, LLC	First Lien Revolver	10/1/2029	500	(3)
Future US Bidco, Inc.	First Lien Delayed Draw Term Loan	12/11/2028	6,890	—
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2/7/2028	9,825	—
Galway Borrower LLC	First Lien Revolver	9/29/2028	292	—
Geo TopCo Corporation	First Lien Delayed Draw Term Loan	10/15/2026	2,812	—
Geo TopCo Corporation	First Lien Revolver	10/15/2031	276	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company	Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	First Lien Delayed Draw Term Loan	5/17/2027	$14,976	$(899)
GS AcquisitionCo, Inc.	First Lien Revolver	5/25/2028	1	—
Harvey Tool Company, LLC	First Lien Delayed Draw Term Loan	8/6/2027	6,350	—
Harvey Tool Company, LLC	First Lien Revolver	8/6/2032	352	—
Hercules Borrower LLC	First Lien Delayed Draw Term Loan	7/16/2027	7,288	(17)
HIG Operations Holdings, Inc.	First Lien Delayed Draw Term Loan	12/10/2027	5,164	(13)
HighLevel Inc	First Lien Revolver	2/23/2033	399	(2)
ICR, LLC	First Lien Revolver	3/26/2032	399	—
IG Investments Holdings, LLC	First Lien Revolver	9/22/2028	180	—
InhabitIQ, Inc.	First Lien Delayed Draw Term Loan	1/11/2027	3,309	—
InhabitIQ, Inc.	First Lien Revolver	1/12/2032	214	—
Integrity Marketing Acquisition, LLC	First Lien Revolver	8/25/2028	361	—
IRI Group Holdings, Inc.	First Lien Revolver	12/1/2028	348	—
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	2/29/2028	1,633	(16)
Koala Investment Holdings, Inc.	First Lien Revolver	8/30/2032	391	(4)
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	2/7/2028	6,092	(46)
Kona Buyer, LLC	First Lien Revolver	7/23/2031	689	(5)
Lido Purchaser, Inc.	First Lien Delayed Draw Term Loan	4/3/2028	2,801	(14)
Lobos Parent, Inc.	First Lien Delayed Draw Term Loan	9/27/2032	2,019	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	263	—
Lobos Parent, Inc.	First Lien Revolver	9/26/2031	118	—
London Buyer, LLC	First Lien Delayed Draw Term Loan	6/30/2028	2,200	(22)
London Buyer, LLC	First Lien Revolver	6/24/2033	500	(5)
MS Buyer, Inc. (fka CB Buyer, Inc.)	First Lien Revolver	7/1/2031	320	(3)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Delayed Draw Term Loan	5/26/2028	9,281	(93)
National Express Wash Parent Intermediate Holdco, LLC	First Lien Revolver	7/16/2029	274	(3)
Nellson Nutraceutical, LLC	First Lien Delayed Draw Term Loan	4/16/2027	276	(1)
Nellson Nutraceutical, LLC	First Lien Revolver	4/17/2031	131	(1)
Netwrix Corporation	First Lien Delayed Draw Term Loan	12/16/2026	656	(7)
Newedge Capital Group, LLC	First Lien Delayed Draw Term Loan	8/7/2028	3,730	(37)
Newedge Capital Group, LLC	First Lien Revolver	8/8/2033	500	(5)
NRO Holdings III Corp.	First Lien Revolver	7/15/2030	49	—
OneSource Virtual Inc	First Lien Revolver	1/31/2033	399	(1)
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	2,448	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,589	—
Packaging Coordinators Midco, Inc.	First Lien Delayed Draw Term Loan	10/15/2027	1,471	—
Packaging Coordinators Midco, Inc.	First Lien Revolver	10/15/2032	709	—
Parkmobile LLC	First Lien Delayed Draw Term Loan	9/17/2029	1,850	(9)
Pearl Acquisition Buyer, Inc.	First Lien Delayed Draw Term Loan	12/31/2027	7,191	—
Pearl Acquisition Buyer, Inc.	First Lien Revolver	12/31/2032	227	—
Perkinelmer U.S. LLC	First Lien Delayed Draw Term Loan	10/25/2027	10,378	(25)
Petvet Care Centers, LLC	First Lien Revolver	11/15/2029	209	(28)
Pike Corporation	First Lien Delayed Draw Term Loan	12/19/2028	5,047	—
Pike Corporation	First Lien Revolver	12/20/2032	399	—
Polyphase Elevator Holding Co	First Lien Delayed Draw Term Loan	11/24/2027	849	—
Polyphase Elevator Holding Co	First Lien Revolver	11/24/2032	399	—
Populous Global II, LLC	First Lien Delayed Draw Term Loan	4/12/2027	1,542	—
Populous Global II, LLC	First Lien Revolver	4/11/2031	376	—
PPW Aero Buyer, Inc.	First Lien Delayed Draw Term Loan	9/30/2027	9,397	—
PPW Aero Buyer, Inc.	First Lien Revolver	9/30/2031	175	—

See accompanying notes to consolidated financial statements

JEFFERIES CREDIT PARTNERS BDC INC.

Consolidated Schedule of Investments (Unaudited) - Continued

September 30, 2026

(In thousands, except for share and per share data)

Portfolio Company		Investment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Qinetic, Inc.		First Lien Delayed Draw Term Loan	10/30/2028	$2,671	$(20)
Qinetic, Inc.		First Lien Revolver	4/29/2033	500	(4)
RCP Nats Purchaser, LLC		First Lien Delayed Draw Term Loan	3/19/2027	253	(2)
RCP Nats Purchaser, LLC		First Lien Revolver	3/19/2032	53	—
Real Chemistry Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	1,597	—
Real Chemistry Intermediate III, Inc.		First Lien Revolver	4/12/2032	376	—
Redwood Services Group, LLC		First Lien Delayed Draw Term Loan	2/11/2028	4,674	(23)
Redwood Services, LP		First Lien Delayed Draw Term Loan	6/16/2027	949	(7)
Redwood Services, LP		First Lien Revolver	6/16/2032	386	(3)
Sapphire Software Buyer, Inc.		First Lien Revolver	9/30/2031	360	(4)
Saturn Borrower Inc		First Lien Revolver	11/10/2028	248	(2)
SG Acquisition, Inc.		First Lien Revolver	4/3/2030	348	—
Signant Finance One Limited	(1)	First Lien Delayed Draw Term Loan	10/18/2027	4,350	(9)
Signant Finance One Limited	(1)	First Lien Revolver	10/16/2031	203	—
Solis Mammography Buyer, Inc.		First Lien Delayed Draw Term Loan	5/31/2027	1,202	—
Solis Mammography Buyer, Inc.		First Lien Revolver	5/28/2030	210	—
Spotless Brands, LLC		First Lien Delayed Draw Term Loan	3/25/2027	6,095	(46)
Spruce Bidco II Inc.		First Lien Revolver	1/30/2032	264	—
Swoop Intermediate III, Inc.		First Lien Delayed Draw Term Loan	10/11/2027	2,074	—
Swoop Intermediate III, Inc.		First Lien Revolver	4/12/2032	376	—
Syndigo LLC		First Lien Revolver	9/2/2032	328	(4)
Tau Buyer, LLC		First Lien Revolver	2/2/2032	185	(14)
Titan BW Borrower L.P.		First Lien Delayed Draw Term Loan	7/26/2027	585	—
Titan BW Borrower L.P.		First Lien Revolver	7/26/2032	388	—
Titan Luxco I SARL		First Lien Delayed Draw Term Loan	6/14/2027	2,444	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	1	—
Titan Luxco I SARL		First Lien Revolver	6/12/2031	27	—
Trystar, LLC		First Lien Delayed Draw Term Loan	1/6/2028	8,239	—
Trystar, LLC		First Lien Revolver	8/6/2031	360	—
Trystar, LLC		First Lien Revolver	8/6/2031	480	—
Ultra Bidco, LLC		First Lien Delayed Draw Term Loan	8/31/2028	1,706	(17)
Ultra Bidco, LLC		First Lien Revolver	8/31/2033	500	(5)
USHV Management, LLC		First Lien Delayed Draw Term Loan	9/8/2027	460	(1)
USHV Management, LLC		First Lien Revolver	9/8/2031	391	(1)
Vacation Rental Brands, LLC		First Lien Delayed Draw Term Loan	10/15/2027	3,107	(70)
Vacation Rental Brands, LLC		First Lien Delayed Draw Term Loan	9/4/2028	2,500	(50)
Vacation Rental Brands, LLC		First Lien Revolver	5/6/2031	376	(8)
VaxCare Intermediate II LLC		First Lien Revolver	6/17/2032	378	—
Vensure Employer Services Inc.		First Lien Delayed Draw Term Loan	3/6/2028	15,975	(160)
Vessco Midco Holdings, LLC		First Lien Delayed Draw Term Loan	5/3/2028	4,413	—
Vessco Midco Holdings, LLC		First Lien Revolver	7/24/2031	360	—
Victors Purchaser, LLC		First Lien Delayed Draw Term Loan	12/23/2027	4,444	—
Victors Purchaser, LLC		First Lien Revolver	12/23/2032	765	—
West Star Aviation Acquisition, LLC		First Lien Delayed Draw Term Loan	5/20/2027	1,071	—
West Star Aviation Acquisition, LLC		First Lien Revolver	5/20/2032	265	—
World Insurance Associates, LLC		First Lien Revolver	4/3/2030	225	—
Wrench Group, LLC		First Lien Delayed Draw Term Loan	9/3/2027	2,817	(14)
Wrench Group, LLC		First Lien Revolver	9/3/2031	391	(2)
Zenith AcquisitionCo, LLC		First Lien Delayed Draw Term Loan	1/12/2029	5,250	—
Zenith AcquisitionCo, LLC		First Lien Revolver	1/13/2033	399	—
Zeppelin Holdco II, LP		First Lien Delayed Draw Term Loan	8/2/2027	2,693	—
Zeppelin Holdco II, LP		First Lien Revolver	8/2/2032	234	—
Total Unfunded Portfolio Company Commitments				$303,969	$(2,158)
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

Cash and cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2026 and December 31, 2025 was $9.6 million and $8.6 million, respectively. Restricted cash held as of September 30, 2026 and December 31, 2025 was $51.8 million and $31.5 million, respectively.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. During the three months ended September 30, 2026 and 2025, PIK income earned was $1.5 million and $0.6 million, respectively. During the nine months ended September 30, 2026 and 2025, PIK income earned was $4.0 million and $1.2 million, respectively.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, management did not make any exceptions to placing loans on non-accrual status based on the collateral value and status of collection.

As of September 30, 2026, 0.9% of total investments at amortized cost, or 0.7% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

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

Share Repurchases

In connection with the Company’s share repurchase programs, the cost of shares repurchased is charged to net assets on the trade date. During the three and nine months ended September 30, 2026, the Company repurchased 761,320 Class I common shares for an aggregate of $10.9 million (net of Early Repurchase Deduction) and 2,801,480 Class I common shares for an aggregate of $40.3 million (net of Early Repurchase Deduction), respectively, pursuant to the terms of tender offers made during the period. During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million (net of Early Repurchase Deduction) and 25,323 Class I common shares for an aggregate of $0.4 million (net of Early Repurchase Deduction), respectively, pursuant to the terms of tender offers made during the periods.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Investment Advisory Agreement is effective for an initial two-year term and thereafter will continue for successive annual periods provided that such continuance is specifically approved annually by a majority of the Board of Directors or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Board of Directors approved the continuance of the Investment Advisory Agreement for an additional one year period through September 25, 2027. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the Investment Company Act and related SEC guidance and interpretations.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the avoidance of doubt, the incentive fee will be calculated net of our expenses before fee waivers and expense support. For the three and nine months ended September 30, 2026, the Company recognized $2.9 million and $7.8 million, respectively, of management fees, and $2.9 million and $8.1 million, respectively, of incentive fees. For the three and nine months ended September 30, 2025, the Company recognized $1.7 million and $4.3 million, respectively, of management fees, and $1.8 million and $4.5 million, respectively, of incentive fees. As of September 30, 2026 and December 31, 2025, management fees payable were $2.9 million and $2.0 million, respectively. As of September 30, 2026 and December 31, 2025, incentive fees payable were $2.9 million and $2.2 million.

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

During the three and nine months ended September 30, 2026, the Investment Adviser provided $1.6 million and $4.8 million, respectively, of expense support, including $1.6 million and $4.8 million, respectively, of Voluntary Expense Payments for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Investment Adviser provided $1.3 million and $4.3 million, respectively, of expense support, including $1.3 million and $3.3 million, respectively, of Voluntary Expense Payments for the three and nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.6 million and $0.5 million, respectively, under the Expense Support Agreement which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities. The cumulative amount incurred from the commencement of operations subject to future potential reimbursement is $16.7 million.

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

For the three and nine months ended September 30, 2026, the Company accrued $0.1 million distribution and shareholder servicing fees attributable to Class S shares and Class D shares. For the three and nine months ended September 30, 2025, the Company accrued no distribution and shareholder servicing fees attributable to Class S shares and Class D shares.

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

The Distributor is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

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

Distribution Agreement

On September 8, 2025, the Company entered into an agreement (the “Distribution Agreement”) among the Company, the Investment Adviser, and MML Investors Services, LLC (“MML”), pursuant to which the Investment Adviser engaged MML as a placement agent for the sale of the Company’s shares of common stock. MML agreed to use its reasonable best efforts to solicit purchasers for shares of the Company’s common stock, subject to the terms and conditions set forth in the Distribution Agreement. The Company has agreed to indemnify MML under the Distribution Agreement subject to the terms and conditions thereunder. The Distribution Agreement also contains representations, warranties and other provisions customary for transactions of this nature.

Due to/from Investment Adviser

As of September 30, 2026 and December 31, 2025, Due from Investment Adviser was $1.6 million and $0.6 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had an obligation to make a Reimbursement Payment of $0.6 million and $0.5 million, respectively, under the Expense Support Agreement, which is recorded in Due to Investment Adviser in our Consolidated Statements of Assets and Liabilities.

Due to Affiliates

In the normal course of business, certain of the Company’s expenses may be paid by an affiliate. These expenses are reimbursable by the Company to the affiliate. As of September 30, 2026 and December 31, 2025, expenses reimbursable to affiliates were $0.2 million and $0.2 million, respectively. Amounts reimbursable to affiliates are recorded in Accrued expenses and other liabilities in our Consolidated Statements of Assets and Liabilities.

Trademark Sub-License Agreement

We have entered into a License Agreement with JFIN, a Delaware limited liability company, that grants us a non-exclusive, non-transferable, and non-sublicensable license to the use of the trademark, service mark and trade name “Jefferies” and all variations thereof.

Note 4. Investments

The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 was as follows (in thousands):

	Amortized Cost	% of Total Investments at Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt (1)	$2,054,396	99.4%	$2,052,225	99.7%
Common Stock	8,435	0.4%	881	0.1%
Preferred Stock	601	0.1%	598	0.1%
L.P. Interest	434	0.1%	614	0.1%
Total	$2,063,866	100.0%	$2,054,318	100.0%
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

The industry composition of investments as of September 30, 2026 at amortized cost and fair value was as follows (in thousands):

	September 30, 2026
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$367,752	17.8%	$364,948	17.7%
Professional Services	217,933	10.5%	219,890	10.7%
Commercial Services & Supplies	179,386	8.6%	180,453	8.8%
Diversified Consumer Services	158,255	7.7%	154,941	7.5%
IT Services	131,107	6.4%	130,320	6.3%
Health Care Providers & Services	122,831	6.0%	120,808	5.9%
Insurance	120,475	5.8%	120,958	5.9%
Media	94,523	4.6%	94,793	4.6%
Life Sciences Tools & Services	92,670	4.5%	93,216	4.5%
Health Care Technology	89,259	4.3%	89,374	4.4%
Aerospace & Defense	79,195	3.8%	79,653	3.9%
Financial Services	73,306	3.6%	73,488	3.6%
Trading Companies & Distributors	71,984	3.5%	72,570	3.5%
Electrical Equipment	61,835	3.0%	62,226	3.0%
Health Care Equipment & Supplies	56,344	2.7%	56,879	2.8%
Real Estate Management & Development	52,198	2.5%	51,457	2.5%
Air Freight & Logistics	40,387	2.0%	33,223	1.6%
Hotels, Restaurants & Leisure	17,661	0.9%	17,899	0.9%
Chemicals	15,098	0.7%	15,490	0.8%
Machinery	14,097	0.7%	14,122	0.7%
Food Products	3,799	0.2%	3,828	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,771	0.2%	3,782	0.2%
Total	$2,063,866	100.0%	$2,054,318	100.0%

The industry composition of investments as of December 31, 2025 at amortized cost and fair value was as follows (in thousands):

	December 31, 2025
	Investments at Amortized Cost	% of Investments at Amortized Cost	Investments at Fair Value	% of Investments at Fair Value
Software	$266,337	16.9%	$265,973	16.9%
Professional Services	159,511	10.1%	160,861	10.2%
Commercial Services & Supplies	144,511	9.2%	145,022	9.2%
Health Care Providers & Services	119,642	7.6%	118,766	7.5%
Insurance	106,021	6.7%	106,639	6.8%
Diversified Consumer Services	99,457	6.3%	99,540	6.3%
Life Sciences Tools & Services	89,762	5.7%	89,771	5.7%
IT Services	80,427	5.1%	81,104	5.1%
Health Care Technology	79,119	5.0%	79,473	5.1%
Aerospace & Defense	75,039	4.8%	75,321	4.8%
Trading Companies & Distributors	68,500	4.3%	69,011	4.4%
Media	51,495	3.3%	51,648	3.3%
Health Care Equipment & Supplies	44,725	2.8%	45,322	2.9%
Air Freight & Logistics	34,115	2.2%	27,615	1.8%
Electrical Equipment	32,517	2.1%	32,712	2.1%
Financial Services	31,007	2.0%	31,093	2.0%
Electronic Equipment, Instruments & Components	23,904	1.5%	24,182	1.5%
Hotels, Restaurants & Leisure	16,779	1.1%	16,892	1.1%
Real Estate Management & Development	15,927	1.0%	15,960	1.0%
Chemicals	15,917	1.0%	16,325	1.0%
Machinery	14,088	0.9%	14,122	0.9%
Food Products	3,761	0.2%	3,817	0.2%
Pharmaceuticals, Biotechnology & Life Sciences	3,716	0.2%	3,732	0.2%
Total	$1,576,277	100.0%	$1,574,901	100.0%

The geographic composition of investments as of September 30, 2026 at cost and fair value was as follows (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,045,103	$2,035,471	99.0%	210.9%
United Kingdom	18,526	18,608	0.9%	1.9%
Canada	237	239	0.1%	0.1%
Total	$2,063,866	$2,054,318	100.0%	212.9%

The geographic composition of investments as of December 31, 2025 at cost and fair value was as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,564,242	$1,562,865	99.2%	230.8%
United Kingdom	11,796	11,794	0.7%	1.7%
Canada	239	242	0.1%	0.1%
Total	$1,576,277	$1,574,901	100.0%	232.6%

As of September 30, 2026, 0.9% of total investments at amortized cost, or 0.7% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

As of September 30, 2026 and December 31, 2025, on a fair value basis, 99.9% and 99.9% of debt investments, respectively, bore interest at a variable rate that may be determined by reference to either the SOFR or an alternative base rate.

Note 5. Fair Value Measurements

The following table presents the fair value of investments as of September 30, 2026, disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820 (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Debt (1)	$—	$—	$2,052,225	$2,052,225
Common Stock	—	—	881	881
Preferred Stock	—	—	598	598
L.P. Interest	—	—	614	614
Total	$—	$—	$2,054,318	$2,054,318
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

The following tables present change for the three and nine months ended September 30, 2026 in the fair value of investments for which Level 3 inputs were used to determine fair value (in thousands):

	Three months ended September 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,904,089	$596	$1,125	$590	$1,906,400
Purchases of investments	177,803	—	—	—	177,803
Proceeds from principal repayments and sales of investments	(31,305)	—	—	—	(31,305)
Accretion of discount/amortization of premium	879	—	—	—	879
Payment-in-kind interest and fees capitalized	1,372	—	—	—	1,372
Net realized gain (loss) on investments	274	—	—	—	274
Net change in unrealized appreciation (depreciation)	(887)	2	(244)	24	(1,105)
Fair value, end of period	$2,052,225	$598	$881	$614	$2,054,318
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(886)	$2	$(244)	$24	$(1,104)

	Nine months ended September 30, 2026
	First Lien Debt	Preferred Stock	Common Stock	L.P. Interest	Total
Fair value, beginning of period	$1,571,924	$846	$1,598	$533	$1,574,901
Purchases of investments	597,381	—	—	—	597,381
Proceeds from principal repayments and sales of investments	(116,875)	(273)	—	—	(117,148)
Accretion of discount/amortization of premium	2,522	—	—	—	2,522
Payment-in-kind interest and fees capitalized	3,852	39	—	—	3,891
Net realized gain (loss) on investments	939	4	—	—	943
Net change in unrealized appreciation (depreciation)	(7,518)	(18)	(717)	81	(8,172)
Fair value, end of period	$2,052,225	$598	$881	$614	$2,054,318
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2026	$(7,041)	$(18)	$(717)	$81	$(7,695)

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

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in First Lien Debt	$2,052,225	Yield analysis	Discount rate	7.0%	17.0%	9.6%
Investments in Common Stock	881	Market approach	Transaction multiples	12.2x	12.2x	12.2x
		Market approach	Market comparables	11.9x	11.9x	11.9x
		Discounted cash flows	Discount rate	15.7%	15.7%	15.7%
Investments in Preferred Stock	598	Yield analysis	Discount rate	9.1%	9.1%	9.1%
Investments in L.P. Interest	614	Market approach	Transaction multiples	14.9x	14.9x	14.9x
		Market approach	Market comparables	14.9x	14.9x	14.9x
		Discounted cash flows	Discount rate	14.6%	14.6%	14.6%
	$2,054,318
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

Note 6. Debt

In accordance with the Investment Company Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 185.6% and 173.5%, respectively.

The Company’s outstanding debt obligations as of September 30, 2026 were as follows (in thousands):

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Fair Value (1)	Unused Portion (2)	Amount Available (3)
Senior Secured Credit Facility	$700,000	$576,687	$576,687	$573,804	$123,313	$123,313
Revolving Credit Facility	125,000	21,000	21,000	21,000	104,000	104,000
2025 CLO Notes (4)	272,000	272,000	270,159	270,640	—	—
2026 CLO Notes (5)	263,000	263,000	259,889	263,000	—	—
Total Debt Obligations	$1,360,000	$1,132,687	$1,127,735	$1,128,444	$227,313	$227,313

(1)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(4)
The carrying value of the Company’s 2025 CLO Notes are presented net of unamortized debt issuance costs of $1.8 million as of September 30, 2026.
(5)
The carrying value of the Company’s 2026 CLO Notes are presented net of unamortized debt issuance costs and original issue discount of $3.1 million as of September 30, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest, deferred financing, and debt issuance costs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$1,079,102	$715,186	$1,057,308	$596,356
Maximum amount of debt outstanding	$1,132,687	$839,871	$1,132,687	$221,281

Weighted average annualized interest cost (1)	6.19%	6.86%	6.20%	6.92%
Annualized amortized deferred financing and debt issuance costs	0.26%	0.30%	0.27%	0.35%
Total annualized interest cost	6.45%	7.16%	6.47%	7.27%

Weighted average SOFR rate	3.76%	4.27%	3.70%	4.29%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Senior Secured Credit Facility and Revolving Credit Facility. Commitment fees for the three and nine months ended September 30, 2026 were $0.3 million and $0.7 million, respectively. Commitment fees for the three and nine months ended September 30, 2025 were $0.3 million and $0.9 million, respectively.

The components of interest expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$15,463	$11,442	$44,923	$28,458
Facility undrawn and unused fees	274	277	652	890
Amortization of deferred financing and debt issuance costs	866	713	2,477	2,153
Total interest expense	$16,603	$12,432	$48,052	$31,501

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

The aggregate lender commitments under the Senior Secured Credit Facility were decreased to $400 million upon completion of the 2025 Debt Securitization (as defined below) with scheduled increases of $100.0 million on June 1, 2025, September 1, 2025, December 31, 2025, and March 1, 2026 to a maximum facility amount under the Senior Secured Credit Facility of $800.0 million on March 1, 2026. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. In connection with the Senior Secured Credit Facility, the Company has also entered into an equity commitment letter with the SPV, for the benefit of the Lenders, pursuant to which the Company may be required to contribute cash proceeds to the SPV upon the occurrence of a “Market Value Event” or an “Event of Default.”

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

The Senior Secured Credit Facility is secured by all of the SPV’s assets. The SPV’s assets and liabilities are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of the SPV as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Investments at fair value	$1,168,692	$1,122,696
Restricted cash	23,712	22,159
Interest receivable	4,476	5,094
Deferred financing costs	6,404	6,728
Prepaid expenses and other assets	29	60
Total assets	$1,203,313	$1,156,737
Liabilities
Debt	$576,687	$599,239
Interest payable	7,093	7,580
Accrued expenses and other liabilities	67	56
Total liabilities	$583,847	$606,875

Both the SPV and the Company have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Senior Secured Credit Facility.

Revolving Credit Facility

On October 15, 2024, the Company entered into a credit agreement (the “Revolving Credit Facility”), by and among the Company, as borrower, CIBC Bank USA, as the administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders.

The Revolving Credit Facility provides for borrowings in U.S. dollars in an initial aggregate amount of up to $125 million. On October 10, 2025, the stated termination date of the Revolving Credit Facility was extended to October 10, 2026, which may be extended for an additional period of up to one year subject to the consent of the administrative agent and extending lenders. On October 9, 2026, the stated termination date was extended to October 8, 2027 and the revolving commitments were decreased from $125 million to $100 million. See Note 12 to the consolidated financial statements.

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

The Company made certain representations and warranties and must comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

2025 Debt Securitization

On March 20, 2025 (the “Closing Date”), Jefferies Credit Partners BDC CLO I Ltd. (the “CLO I Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company, completed a $403.2 million term debt securitization (the “2025 Debt Securitization”), consisting of three tranches of secured notes and subordinated notes.

The notes offered in the 2025 Debt Securitization consist of $232.0 million of AAA Class A Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.55% (the “Class A Notes”), $40.0 million of AA Class B Senior Secured Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 1.80% (the “Class B Notes”) and $32.0 million of A Class C Secured Deferrable Floating Rate Notes due 2037, which bear interest at the three-month SOFR plus 2.25% (the “Class C Notes”, and together with the Class A Notes and the Class B Notes, the “2025 CLO Secured Notes”). Additionally, on the Closing Date, the CLO I Issuer issued $99.2 million of Subordinated Notes due 2037 (the “2025 Subordinated Notes”), which do not bear interest. The 2025 CLO Secured Notes together with the 2025 Subordinated Notes are collectively referred to as the “2025 CLO Notes.” The 2025 CLO Notes offered in the 2025 Debt Securitization are backed by a diversified portfolio of loans. On the Closing Date, the Company acquired the Class C Notes and the 2025 Subordinated Notes. The 2025 CLO Notes are scheduled to mature on April 25, 2037.

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

The 2025 CLO Secured Notes are secured by all of CLO I’s assets. The assets and liabilities of CLO I are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of CLO I as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Investments at fair value	$395,859	$397,674
Restricted cash	8,984	9,322
Interest receivable	1,621	1,729
Deferred financing costs	93	—
Prepaid expenses and other assets	18	35
Total assets	$406,575	$408,760
Liabilities
Debt, net of unamortized debt issuance costs of $1,841 and $2,090, at September 30, 2026 and December 31, 2025, respectively (1)	$270,159	$269,910
Interest payable	2,691	2,715
Accrued expenses and other liabilities	343	171
Total liabilities	$273,193	$272,796
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

The notes offered in the 2026 Debt Securitization consist of $232.0 million of AAA Class A-1 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.50% (the “2026 Class A-1 Notes”), $16.0 million of AAA Class A-2 Senior Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.80% (the “2026 Class A-2 Notes”) and $15.0 million of AA Class B Secured Floating Rate Notes due 2038, which bear interest at the three-month SOFR plus 1.90% (the “2026 Class B Notes”, and together with the 2026 Class A-1 Notes and the 2026 Class A-2 Notes, the “2026 CLO Secured Notes”). Additionally, on the April Closing Date, the CLO II Issuer issued $141.3 million of Subordinated Notes due 2038 (the “2026 Subordinated Notes”), which do not bear interest. The 2026 CLO Secured Notes together with the 2026 Subordinated Notes are collectively referred to as the “2026 CLO Notes.” The 2026 CLO Notes offered in the 2026 Debt Securitization are backed by a diversified portfolio of loans. On the April Closing Date, the Company acquired the 2026 Subordinated Notes. The 2026 CLO Notes are scheduled to mature on April 25, 2038.

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

The 2026 CLO Secured Notes are secured by all of CLO II’s assets. The assets and liabilities of CLO II are not available to satisfy debts and obligations of Jefferies Credit Partners BDC Inc. Assets and liabilities of CLO II as of September 30, 2026 are as follows (in thousands):

September 30, 2026
Assets
Investments at fair value	$397,411
Restricted cash	19,143
Interest receivable	1,698
Prepaid expenses and other assets	11
Total assets	$418,263
Liabilities
Debt, net of debt issuance costs and unamortized original issue discount of $3,111, at September 30, 2026 (1)	$259,889
Interest payable	7,008
Accrued expenses and other liabilities	367
Total liabilities	$267,264
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

The following tables summarize the total shares issued and proceeds received for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share amounts):

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	9,039,429	$129,376	22,626,446	$324,558
Distributions reinvested	254,855	3,648	725,980	10,436
Share repurchases, net of early repurchase deduction	(761,320)	(10,932)	(2,801,480)	(40,318)
Total	8,532,964	$122,092	20,550,946	$294,676
Class S:
Proceeds from shares sold	31,460	$450	37,556	$538
Distributions reinvested	403	6	542	8
Share repurchases, net of early repurchase deduction	—	—	—	—
Total	31,863	$456	38,098	$546

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	8,636,908	$124,840	17,744,054	$257,085
Distributions reinvested	139,164	2,017	280,988	4,093
Share repurchases, net of early repurchase deduction	(17,906)	(297)	(25,323)	(440)
Total	8,758,166	$126,560	17,999,719	$260,738

There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

Net Asset Value per Share and Offering Price

The Company determines NAV for its common shares as of the last day of each calendar month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share. The following tables summarize each month-end NAV per share during the three and nine months ended September 30, 2026 and 2025:

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2026	$14.42	$—	$—
February 28, 2026	$14.44	$—	$—
March 31, 2026	$14.38	$14.38	$—
April 30, 2026	$14.37	$14.37	$—
May 31, 2026	$14.33	$14.33	$—
June 30, 2026	$14.30	$14.30	$—
July 31, 2026	$14.30	$14.30	$—
August 31, 2026	$14.31	$14.31	$—
September 30, 2026	$14.29	$14.29	$—

	NAV Per Share (1)
For the Month Ended	Class I	Class S	Class D
January 31, 2025	$14.58	$—	$—
February 28, 2025	$14.57	$—	$—
March 31, 2025	$14.55	$—	$—
April 30, 2025	$14.52	$—	$—
May 31, 2025	$14.48	$—	$—
June 30, 2025	$14.49	$—	$—
July 31, 2025	$14.49	$—	$—
August 31, 2025	$14.46	$—	$—
September 30, 2025	$14.45	$—	$—
(1)
There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
April 24, 2026	April 30, 2026	May 18, 2026	0.1192	6,873	0.1088	1
May 29, 2026	May 29, 2026	June 18, 2026	0.1191	6,735	0.1077	1
June 29, 2026	June 29, 2026	July 20, 2026	0.1149	6,572	0.1045	1
July 31, 2026	July 31, 2026	August 18, 2026	0.1185	7,089	0.1082	3
August 31, 2026	August 31, 2026	September 18, 2026	0.1163	6,973	0.1060	4
September 29, 2026	September 30, 2026	October 20, 2026	0.1126	7,598	0.1024	3
			$1.0597	$59,320	$0.7496	$14
(1)
Class S distribution per share amounts are presented net of shareholder servicing and/or distribution fees.

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599	—	—
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799	—	—
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991	—	—
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447	—	—
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597	—	—
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539	—	—
			$1.1471	$34,890	$—	$—

There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have opted to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. Of the total distributions paid during the three and nine months ended September 30, 2026, $3.6 million and $10.4 million, respectively, was reinvested by stockholders. Of the total distributions paid during the three and nine months ended September 30, 2025, $2.0 million and $4.1 million, respectively, was reinvested by stockholders.

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

During the three and nine months ended September 30, 2026, the Company repurchased 761,320 and 2,801,480, Class I common shares, respectively, for an aggregate of $10.9 million (net of Early Repurchase Deduction) and $40.3 million (net of Early Repurchase Deduction), respectively. During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million (net of Early Repurchase Deduction) and 25,323 Class I common shares for an aggregate of $0.4 million (net of Early Repurchase Deduction), respectively, pursuant to the terms of tender offers made during the periods.

Note 8. Net Increase in Net Assets Per Share

The following sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Class I Shares:
Net increase in net assets resulting from operations	$20,844	$12,017	$51,998	$30,459
Weighted average common stock outstanding	62,336,786	35,733,434	56,241,696	30,507,527
Net increase in net assets per share resulting from operations - basic and diluted	$0.33	$0.34	$0.92	$1.00

Class S Shares:
Net increase in net assets resulting from operations	$11	$—	$13	$—
Weighted average common stock outstanding (1)	35,335	—	18,666	—
Net increase in net assets per share resulting from operations - basic and diluted	$0.31	$—	$0.68	$—
(1)
There were no Class S shares outstanding for the three and nine months ended September 30, 2025.

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

The Company has commitments to fund various revolving and first lien senior secured delayed draw term loans. As of September 30, 2026 and December 31, 2025, the total unfunded commitments were $304.0 million and $383.8 million, respectively.

The Company has entered into an equity commitment letter with the SPV, in connection with the Company’s Senior Secured Credit Facility. See Note 6 to the consolidated financial statements for additional information.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any pending or threatened material litigation.

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Nine months ended September 30, 2026
	Class I	Class S (8)
Per Share Data:
Net asset value at beginning of period	$14.43	$—
Initial issuance of Class S shares (8)	—	14.44
Results of operations:
Net investment income (1)	1.05	0.74
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.13)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.92	0.60
Distributions declared (3)
Distributions from net investment income	(1.06)	(0.75)
Net (decrease) in net assets resulting from distributions	(1.06)	(0.75)
Net asset value at end of period	$14.29	$14.29

Total return based on net asset value (4)	6.6%	4.3%
Shares outstanding, end of period	67,475,042	38,098
Weighted average shares outstanding	56,241,696	18,666

Ratio/Supplemental Data:
Net assets at end of period	$964,355	$544
Annualized ratio of net expenses to average net assets (5)	10.7%	11.7%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	11.5%	14.1%
Annualized ratio of net investment income to average net assets (5)	9.7%	9.0%
Portfolio turnover rate (7)	5.4%	5.4%
Asset coverage ratio, end of period	185.6%	185.6%

Capital Commitments Data:
Capital commitments, end of period	$1,306,517	$538
Funded capital commitments, end of period	$1,000,403	$538
% of capital commitments funded	76.6%	100.0%

	Nine months ended September 30, 2025
	Class I	Class S
Per Share Data:
Net asset value at beginning of period	$14.60	$—
Results of operations:
Net investment income (1)	1.17	—
Net realized gains (losses) and unrealized appreciation (depreciation) (2)	(0.17)	—
Net increase (decrease) in net assets resulting from operations	1.00	—
Distributions declared (3)
Distributions from net investment income	(1.15)	—
Net (decrease) in net assets resulting from distributions	(1.15)	-
Net asset value at end of period	$14.45	$-

Total return based on net asset value (4)	7.1%	0.0%
Shares outstanding, end of period	42,412,878	—
Weighted average shares outstanding	30,507,527	—

Ratio/Supplemental Data:
Net assets at end of period	$612,688	$—
Annualized ratio of net expenses to average net assets (5)	11.9%	0.0%
Annualized ratio of net expenses before voluntary waivers to average net assets (5)(6)	13.0%	0.0%
Annualized ratio of net investment income to average net assets (5)	10.4%	0.0%
Portfolio turnover rate (7)	3.3%	0.0%
Asset coverage ratio, end of period	183.5%	0.0%

Capital Commitments Data:
Capital commitments, end of period	$944,260	$—
Funded capital commitments, end of period	$612,054	$—
% of capital commitments funded	64.8%	0.0%

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

There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

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

October and November 2026 Subscriptions

The Company received $23.8 million ($6.5 million of which was received prior to September 30, 2026 and is recorded in Subscriptions received in advance in our Consolidated Statements of Assets and Liabilities) of proceeds relating to the issuance of Class I common stock for subscriptions effective October 1, 2026 and November 2, 2026.

Share Repurchase Program

On October 1, 2026, the Company commenced a tender offer to purchase common shares in an amount up to 5.0% of the Company’s NAV as of June 30, 2026 tendered by shareholders by 11:59 p.m., Eastern Time, on October 30, 2026 and not withdrawn. On or about November 6, 2026, the Company repurchased 545,878 Class I common shares for an aggregate of $7.8 million (net of Early Repurchase Deduction) pursuant to the terms of the tender offer, which represents 0.93% of the net asset value as of June 30, 2026.

October 2026 Distributions

On October 30, 2026, the Company’s Board of Directors declared a distribution of $0.1162 per Class I share and $0.1160 per Class S share, which is payable on November 18, 2026 to shareholders of record as of the close of business on October 30, 2026.

Revolving Credit Facility Amendment

On October 9, 2026, the Company entered into Amendment No. 3 to the credit agreement governing the Revolving Credit Facility, which provides for, among other things, (i) an extension of the stated termination date to October 8, 2027 and (ii) a decrease in the revolving commitments thereunder from $125 million to $100 million.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2026 and 2025 is presented below (information at amortized cost unless otherwise indicated) (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,914,843	$1,087,496	$1,576,277	$773,069
New investments purchased	177,803	249,939	597,381	600,978
Net accretion of discount on investments	879	759	2,522	1,903
Payment-in-kind interest and fees capitalized	1,372	438	3,891	1,089
Net realized gain (loss) on investments	274	—	943	525
Investments repaid	(31,305)	(5,368)	(117,148)	(44,300)
Total investments, end of period	$2,063,866	$1,333,264	$2,063,866	$1,333,264

Portfolio Companies at beginning of period	109	71	96	50
Number of new Portfolio Companies	6	18	21	42
Number of exited Portfolio Companies	(1)	—	(3)	(3)
Portfolio Companies at end of period	114	89	114	89

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Weighted average yield on debt investments, at amortized cost (1)	9.0%	9.1%
Weighted average yield on debt investments, at fair value (1)	9.0%	9.1%
Weighted average EBITDA (2)	$246	$226
Weighted average loan-to-value (“LTV”) (3)	38%	39%
Percentage of first lien secured debt portfolio investments, at fair value	99.7%	99.7%
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%

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

As of September 30, 2026, 0.9% of total investments at amortized cost, or 0.7% of total investments at fair value, were on non-accrual status. As of December 31, 2025, there were no loans placed on non-accrual status.

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

Our critical accounting estimates should be read in conjunction with our risk factors described in “Item 1A. Risk Factors” of our 2025 Form 10-K and as described in Note 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Rule 2a-5 under the Investment Company Act establishes requirements for appointing a “valuation designee” and determining fair value in good faith for purposes of the Investment Company Act. Our valuation procedures comply with the rule’s requirements.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$44,703	$30,149	$125,552	$75,800
Net expenses	23,017	16,001	66,312	40,251
Net investment income	21,686	14,148	59,240	35,549
Net realized gain (loss)	274	—	943	525
Net change in unrealized appreciation (depreciation)	(1,105)	(2,131)	(8,172)	(5,615)
Net increase in net assets resulting from operations	$20,855	$12,017	$52,011	$30,459

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

Investment Income

Investment income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$42,617	$28,852	$118,951	$72,551
Payment-in-kind interest income	1,480	553	4,010	1,186
Other income	606	744	2,591	2,063
Total investment income	$44,703	$30,149	$125,552	$75,800

For the three months ended September 30, 2026 and 2025, total investment income was $44.7 million and $30.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, total investment income was $125.6 million and $75.8 million, respectively, all primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $2.1 billion at September 30, 2026 from $1.3 billion at September 30, 2025.

Expenses

Expenses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and other financing expenses	$16,603	$12,432	$48,052	$31,501
Management fees	2,857	1,739	7,758	4,274
Income-based incentive fees	2,949	1,830	8,119	4,469
Reimbursable expenses to Adviser	600	—	2,379	—
Other general and administrative expenses	1,652	1,344	4,793	4,277
Total expenses before expense support	24,661	17,345	71,101	44,521
Expense support	(1,644)	(1,344)	(4,789)	(4,270)
Net expenses	$23,017	$16,001	$66,312	$40,251

For the three months ended September 30, 2026 and 2025, net expenses were $23.0 million and $16.0 million, respectively, and for the nine months ended September 30, 2026 and 2025, net expenses were $66.3 million and $40.3 million, respectively, all primarily attributable to interest and other financing expenses, partially offset by expense support reimbursement from our Investment Adviser.

Interest and other financing expenses

For the three months ended September 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $16.6 million and $12.4 million, respectively was driven by $1.1 billion and $715.2 million, respectively, of average debt outstanding. For the nine months ended September 30, 2026 and 2025, total interest expense (including unused fees and amortization of deferred financing and debt issuance costs) of $48.1 million and $31.5 million, respectively was driven by $1.1 billion and $596.4 million, respectively, of average debt outstanding.

Management fees

For the three months ended September 30, 2026 and 2025, management fees were $2.9 million and $1.7 million, respectively. For the nine months ended September 30, 2026 and 2025, management fees were $7.8 million and $4.3 million, respectively. Management fees are incurred at annual rate of 1.25% of the average value of our net assets at the end of the most recently completed calendar quarter.

Incentive fees

For the three months ended September 30, 2026 and 2025, total incentive fees were $2.9 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and 2025, total incentive fees were $8.1 million and $4.5 million, respectively.

Reimbursable expenses to Adviser

During the three and nine months ended September 30, 2026, the Company recorded expenses reimbursable to the Adviser of $0.6 million and $2.4 million, respectively, under the Expense Support and Conditional Reimbursement Agreement. During the three and nine months ended September 30, 2025, the Company did not have any obligation to make a Reimbursement Payment.

Expense support

For the three months ended September 30, 2026 and 2025, the Company received $1.6 million and $1.3 million, respectively, in expense support from the Investment Adviser. For the nine months ended September 30, 2026 and 2025, the Company received $4.8 million and $4.3 million, respectively, in expense support from the Investment Adviser. Such expenses may be subject to reimbursement from the Company in the future.

Net Realized Gain (Loss)

For the three and nine months ended September 30, 2026, we had $0.3 million and $0.9 million, respectively, of realized gains (losses) on investments. For the three and nine months ended September 30, 2025, we had $0.0 million and $0.5 million, respectively, of realized gains (losses) on investments.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-controlled/non-affiliated investments
Net unrealized appreciation (depreciation)	$(1,105)	$(2,131)	$(8,172)	$(5,615)

For the three months ended September 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $4.3 million and $2.1 million, respectively, and gross unrealized depreciation on investments of $5.4 million and $4.2 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(1.1) million and $(2.1) million, respectively on investments. For the nine months ended September 30, 2026 and 2025, we recognized gross unrealized appreciation on investments of $5.1 million and $4.0 million, respectively, and gross unrealized depreciation on investments of $13.3 million and $9.6 million, respectively, resulting in net change in unrealized appreciation (depreciation) of $(8.2) million and $(5.6) million, respectively on investments.

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

As of September 30, 2026, we had one Senior Secured Credit Facility outstanding with a maximum available amount of $700 million and a Revolving Credit Facility with a maximum available amount of $125 million (reduced to $100 million on October 9, 2026). We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of September 30, 2026, we had an aggregate principal amount of $1.1 billion of debt outstanding. The Senior Secured Credit Facility matures on December 7, 2029, unless there is an earlier termination or an acceleration following an event of default. Availability under the Revolving Credit Facility will terminate on the earlier of October 8, 2027 (as extended on October 9, 2026) and the date of termination of the revolving commitments thereunder. The 2025 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2037. The 2026 CLO Notes (as defined in Note 6 to the consolidated financial statements) are scheduled to mature on April 25, 2038.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

Net Assets

See Note 7 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

Distributions

The Board authorizes and declares distribution amounts per share. The following tables present distributions that were declared during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share (1)	Amount
January 29, 2026	January 30, 2026	February 17, 2026	$0.1250	$6,002	$—	$—
February 27, 2026	February 27, 2026	March 16, 2026	0.1117	5,429	—	—
March 26, 2026	March 26, 2026	April 16, 2026	0.1224	6,049	0.1120	1
April 24, 2026	April 30, 2026	May 18, 2026	0.1192	6,873	0.1088	1
May 29, 2026	May 29, 2026	June 18, 2026	0.1191	6,735	0.1077	1
June 29, 2026	June 29, 2026	July 20, 2026	0.1149	6,572	0.1045	1
July 31, 2026	July 31, 2026	August 18, 2026	0.1185	7,089	0.1082	3
August 31, 2026	August 31, 2026	September 18, 2026	0.1163	6,973	0.1060	4
September 29, 2026	September 30, 2026	October 20, 2026	0.1126	7,598	0.1024	3
			$1.0597	$59,320	$0.7496	$14

(1) Class S distribution per share amounts are presented net of shareholder servicing and/or distribution fees.

			Class I		Class S
Declaration Date	Record Date	Payment Date	Per Share	Amount	Per Share	Amount
January 30, 2025	January 31, 2025	February 14, 2025	$0.1314	$3,275	$—	$—
February 26, 2025	February 28, 2025	March 17, 2025	0.1263	3,209	—	—
March 27, 2025	March 27, 2025	April 15, 2025	0.1288	3,434	—	—
April 29, 2025	April 30, 2025	May 15, 2025	0.1252	3,599	—	—
May 29, 2025	May 30, 2025	June 16, 2025	0.1293	3,799	—	—
June 24, 2025	June 26, 2025	July 15, 2025	0.1250	3,991	—	—
July 28, 2025	July 30, 2025	August 15, 2025	0.1291	4,447	—	—
August 29, 2025	August 29, 2025	September 15, 2025	0.1289	4,597	—	—
September 26, 2025	September 26, 2025	October 15, 2025	0.1231	4,539	—	—
			$1.1471	$34,890	$—	$—

The Company adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends or other distributions authorized by the Board of Directors and declared by the Company on behalf of stockholders who affirmatively elect to reinvest their dividends or other distributions in our common stock (with 100% and 50% election options). As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then stockholders who have elected to participate in our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash dividend or other distribution. Of the total distributions paid during the three and nine months ended September 30, 2026, $3.6 million and $10.4 million, respectively, was reinvested by stockholders. Of the total distributions paid during the three and nine months ended September 30, 2025, $2.0 million and $4.1 million, respectively, was reinvested by stockholders.

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

During the three and nine months ended September 30, 2026, the Company repurchased 761,320 and 2,801,480 Class I common shares, respectively, for an aggregate of $10.9 million (net of Early Repurchase Deduction) and $40.3 million (net of Early Repurchase Deduction), respectively. During the three and nine months ended September 30, 2025, the Company repurchased 17,906 Class I common shares for an aggregate of $0.3 million (net of Early Repurchase Deduction) and 25,323 Class I common shares for an aggregate of $0.4 million (net of Early Repurchase Deduction), respectively.

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

The following table summarizes the total shares issued and proceeds received for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share amounts):

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	9,039,429	$129,376	22,626,446	$324,558
Distributions reinvested	254,855	3,648	725,980	10,436
Share repurchases, net of early repurchase deduction	(761,320)	(10,932)	(2,801,480)	(40,318)
Total	8,532,964	$122,092	20,550,946	$294,676
Class S:
Proceeds from shares sold	31,460	$450	37,556	$538
Distributions reinvested	403	6	542	8
Share repurchases, net of early repurchase deduction	—	—	—	—
Total	31,863	$456	38,098	$546

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Shares	Amount	Shares	Amount
Class I:
Proceeds from shares sold	8,636,908	$124,840	17,744,054	$257,085
Distributions reinvested	139,164	2,017	280,988	4,093
Share repurchases, net of early repurchase deduction	(17,906)	(297)	(25,323)	(440)
Total	8,758,166	$126,560	17,999,719	$260,738

There were no Class D shares outstanding for the three and nine months ended September 30, 2026. There were no Class S or Class D shares outstanding for the three and nine months ended September 30, 2025.

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

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any pending or threatened litigation.

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

As of September 30, 2026, on a fair value basis, 99.9% of our debt portfolio investments bore interest at variable rates and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.15% for borrowings that reference Term SOFR and 1.15% for borrowings that reference the Base Rate. Our Revolving Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.25% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate. The 2025 CLO Class A Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.55% and the 2025 CLO Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%. The 2026 CLO Class A-1 Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.50%, the 2026 CLO Class A-2 Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.80%, and the 2026 CLO Class B Notes (as defined in Note 6 to the consolidated financial statements) bear interest at the three-month SOFR plus 1.90%.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 200 basis points	$41,407	$(22,654)	$18,753
Up 100 basis points	20,703	(11,327)	9,376
Up 50 basis points	10,352	(5,663)	4,689
Down 50 basis points	(10,352)	5,663	(4,689)
Down 100 basis points	(20,703)	11,327	(9,376)
Down 200 basis points	(41,407)	22,654	(18,753)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s unregistered sales of equity securities to third party investors for the quarter ended September 30, 2026 were previously disclosed in its Current Reports on Form 8-K.

For the three months ended September 30, 2026, the Company repurchased 761,320 Class I common shares for an aggregate of $10.9 million (net of Early Repurchase Deduction) pursuant to a tender offer that commenced on July 1, 2026, to repurchase up to 5.0% of the Company’s NAV as of March 31, 2026.

The following table sets forth information regarding repurchases of common shares pursuant to the Company’s share repurchase program for the three months ended September 30, 2026:

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)(3)	Maximum Number of Shares that may yet be Purchased under the Repurchase Plan (4)
July 30, 2026	761,320	1.34%	$14.30	June 30, 2026	$(10,932)	—

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
10.1

Amendment No. 3, dated as of October 9, 2026, to the Credit Agreement among Jefferies Credit Partners BDC Inc., as borrower, CIBC Bank USA, as administrative agent, arranger and initial issuing lender, and the financial institutions party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 16, 2026).

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

Jefferies Credit Partners BDC Inc.

Date: November 13, 2026	By:	/s/ Jason Kennedy
Jason Kennedy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ryan Schindele
Ryan Schindele
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)